Form 10-Q
period 2000-06-30
CHICAGO MERCANTILE EXCHANGE INC
filed 2000-08-14
CIK 1103945

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000

                                     - OR -

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________


Commission file number 333-95561


                        CHICAGO MERCANTILE EXCHANGE INC.
            (Exact name of  registrant as specified in its charter)

           Delaware                                              36-4340266
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

30 South Wacker Drive, Chicago, Illinois                           60606
(Address of principal executive offices)                        (Zip Code)

                                (312) 930-1000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES ( )   NO (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
100 shares of Common Stock were outstanding as of  July 31, 2000.

                       CHICAGO MERCANTILE EXCHANGE INC.
                                   FORM 10-Q
                                     INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

              Balance Sheets as of June 30, 2000
              and December 31, 1999                                           3

              Statements of Income for the Three Months and Six
              Months Ended June 30, 2000                                      4

              Statements of Cash Flows for the Six Months Ended
              June 30, 2000                                                   5

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of  Operations                                      7

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk      7



PART II. OTHER INFORMATION:

     Item 6.  Exhibits and Reports on Form 8-K                                8

     Signatures                                                               8

     Index of Exhibits Filed with this Report                                 9

          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                        Chicago Mercantile Exchange Inc.
                                 Balance Sheets
                                   (Unaudited)

                                               June 30,   December 31,
                                                2000         1999
                                             ----------   ----------
ASSETS

Cash                                         $      100   $      100
                                             ----------   ----------
Total assets                                 $      100   $      100
                                             ==========   ==========


LIABILITIES AND STOCKHOLDER'S EQUITY

Total liabilities                            $       --   $       --
Stockholder's equity:
  Common stock, $.01 par value,
    1,000 shares authorized, 100 shares
    issued and outstanding                            1            1
  Paid-in capital                                    99           99
                                             ----------   ----------
  Total stockholder's equity                        100          100

                                             ----------   ----------
Total liabilities and stockholder's equity   $      100   $      100
                                             ==========   ==========


           See accompanying notes to condensed financial statements.

                        Chicago Mercantile Exchange Inc.
                              Statements of Income
                                   (Unaudited)


                                  Three Months           Six Months
                                     Ended                 Ended
                                    June 30,              June 30,
                                      2000                  2000
                                  ------------          -----------
Revenues                          $          -          $         -
Expenses                                     -                    -
                                  ------------          -----------
Net income                        $          -          $         -
                                  ============          ===========


           See accompanying notes to condensed financial statements.

                        Chicago Mercantile Exchange Inc.
                            Statements of Cash Flows
                                   (Unaudited)



                                                         Six Months
                                                           Ended
                                                          June 30,
                                                           2000
                                                         ---------
Cash flows from operating activities                     $       -
                                                         ---------
Net increase in cash                                             -
Cash, beginning of period                                      100
                                                         ---------
Cash, end of period                                      $     100
                                                         =========


           See accompanying notes to condensed financial statements.

                       Chicago Mercantile Exchange Inc.
                    Notes to Condensed Financial Statements


1.  Basis of Presentation

     The accompanying interim financial statements have been prepared by Chicago Mercantile Exchange Inc. ("New CME"), without audit. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of New CME as of June 30, 2000 and December 31, 1999, and the results of its operations and cash flows for the periods indicated. The accompanying financial statements should be read in connection with the financial statements and notes thereto of the Chicago Mercantile Exchange included in New CME's proxy statement and prospectus dated April 25, 2000.

2.  Organization

     Chicago Mercantile Exchange Inc. was incorporated in the state of Delaware on December 30, 1999. Its initial capitalization consisted of 100 shares of Common Stock, $.01 par value, issued to CME Transitory Co., a Delaware nonstock corporation whose sole member is the Chicago Mercantile Exchange ("Existing CME"), an Illinois not-for-profit corporation.

     New CME and CME Transitory Co. were formed by Existing CME for the purpose of effecting the demutualization transaction described in Note 3. It has no present business operations other than activities associated with preparing for the demutualization transaction. All costs of the demutualization will be borne by Existing CME.

3.  Pending Transaction

     On October 27, 1999, the board of directors of Existing CME approved a plan to demutualize wherein the existing Illinois membership corporation will be converted into a Delaware stock corporation. Under this plan, membership interests in Existing CME will be converted into shares of Class B common stock, and in the cases of the CME, IMM and IOM membership interests, shares of Class A common stock of New CME. Class B shares will be issued in several series, each of which will contain the traditional features of common stock and will confer the trading privileges associated with the membership interest that is converted into those shares. Class A shares will have the features of traditional common stock.

     On June 6, 2000, the members of Existing CME approved an agreement and plan of merger under which the demutualization will be accomplished. The merger is conditioned on a confirmation from the Internal Revenue Service that the demutualization transaction will not cause members to recognize a gain or loss upon the conversion of their membership interests into Class A and Class B shares. A ruling request was filed on December 30, 1999, and a
     response had not been received as of August 1, 2000.   Upon receipt of a
     favorable ruling, it is expected that the demutualization will be completed and that membership interests in Existing CME will be converted into shares of New CME as previously described.

     The demutualization transaction will be treated for accounting purposes in a manner similar to "pooling-of-interests" accounting. Under this method of accounting, no gain or loss will be recognized, and the assets and liabilities of Existing CME will appear on the books of New CME at their same recorded amounts.

     For additional information regarding the demutualization, see the proxy statement/prospectus of New CME contained in its registration statement (File No. 333-95561) that was declared effective on April 25, 2000.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in the Notes to Condensed Financial Statements above, New CME was formed for the purpose of effecting the demutualization of the Chicago Mercantile Exchange, an Illinois not-for-profit corporation. That transaction has not yet been completed and will not be completed until a favorable ruling is received from the Internal Revenue Service regarding the tax consequences of the transaction. New CME has no business operations of its own and is not expected to have any business operations until the completion of the demutualization.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has not commenced operations and has not entered into any contracts or commitments that would expose it to market risk.

                          PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit
          Number     Description of Exhibit
          ------     ----------------------
           27.1      Financial Data Schedule

     (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended June 30, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHICAGO MERCANTILE EXCHANGE INC.
                                     (Registrant)

August 14, 2000                     By  /s/ DAVID G. GOMACH
(Date)                             David G. Gomach
                                   Chief Financial Officer

                                 EXHIBIT INDEX


     Number    Description

      27.1     Financial Data Schedule