Form 10-Q
period 2000-09-30
CHICAGO MERCANTILE EXCHANGE INC
filed 2000-11-01
CIK 1103945

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES (X )    NO (  )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
100 shares of Common Stock were outstanding as of October 31, 2000.

                        CHICAGO MERCANTILE EXCHANGE INC.
                                   FORM 10-Q
                                     INDEX

                                                                         Page
PART I.   FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Balance Sheets as of September 30, 2000
               and December 31, 1999                                        3

               Statements of Income for the Three Months and Nine
               Months Ended September 30, 2000                              4

               Statements of Cash Flows for the Nine Months Ended
               September 30, 2000                                           5

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    7

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk   7


PART II.  OTHER INFORMATION:

     Item 6.   Exhibits and Reports on Form 8-K                             8

     Signatures                                                             8

     Index of Exhibits Filed with this Report                               9

          PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                       Chicago Mercantile Exchange Inc.
                                Balance Sheets
                                  (Unaudited)

                                         September 30,            December 31,
                                              2000                    1999
                                         -------------            ------------
ASSETS
Cash                                              $100                    $100
                                         -------------            ------------
Total Assets                                      $100                    $100
                                         =============            ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Total Liabilities                                 $ --                    $ --

Stockholder's equity:
 Common stock, $.01 par value,
  1,000 shares authorized, 100 shares
  issues and outstanding                             1                       1
 Paid-in capital                                    99                      99
                                         -------------            ------------

Total stockholder's equity                         100                     100
                                         -------------            ------------

 Total liabilities and stockholder's equity       $100                    $100
                                         =============            ============

See accompanying notes to condensed financial statements.

                        Chicago Mercantile Exchange Inc.
                              Statements of Income
                                  (Unaudited)

                                          Three Months            Nine Months
                                             Ended                   Ended
                                          September 30,           September 30,
                                              2000                    2000
                                         -------------            ------------
Revenue                                           $--                     $--

Expenses                                          $--                     $--

Net income                                        $--                     $--
                                         =============            ============

See accompanying notes to condensed financial statements.

                        Chicago Mercantile Exchange Inc.
                            Statements of Cash Flow
                                  (Unaudited)

                                                            Nine Months
                                                               Ended
                                                            September 30,
                                                               2000
                                                            -------------

Cash flows from operating activities                                 $ --
                                                            -------------

Net increase in cash                                                   --

Cash, beginning of period                                             100
                                                            -------------
Cash, end of period                                                  $100
                                                            =============

See accompanying notes to condensed financial statements.

                       Chicago Mercantile Exchange Inc.
                    Notes to Condensed Financial Statements

1.   Basis of Presentation

       The accompanying interim financial statements have been prepared by Chicago Mercantile Exchange Inc. ("New CME"), without audit. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of New CME as of September 30, 2000 and December 31, 1999, and the results of its operations and cash flows for the periods indicated. The accompanying financial statements should be read in connection with the financial statements and notes thereto of the Chicago Mercantile Exchange included in New CME's proxy statement and prospectus dated April 25, 2000.

2.   Organization

       Chicago Mercantile Exchange Inc. was incorporated in the state of Delaware on December 30, 1999. Its initial capitalization consisted of 100 shares of Common Stock, $.01 par value, issued to CME Transitory Co., a Delaware nonstock corporation whose sole member is the Chicago Mercantile Exchange ("Existing CME"), an Illinois not-for-profit corporation.

       New CME and CME Transitory Co. were formed by Existing CME for the purpose of effecting the demutualization transaction described in Note 3. Neither corporation has any present business operations other than activities associated with preparing for the demutualization transaction. All costs of the demutualization will be borne by Existing CME.

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

       On June 6, 2000, the members of Existing CME approved an agreement and plan of merger under which the demutualization will be accomplished. The merger is conditioned on a confirmation from the Internal Revenue Service that the demutualization transaction will not cause members to recognize a gain or loss upon the conversion of their membership interests into Class A and Class B shares. A ruling request was filed on December 30, 1999, and the definitive ruling had not been received as of October 31, 2000. Shortly after receipt of the definitive ruling, which is expected soon, the demutualization will be completed and membership interests in Existing CME will be converted into shares of New CME as previously described.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in the Notes to Condensed Financial Statements above, New CME was formed for the purpose of effecting the demutualization of the Chicago Mercantile Exchange, an Illinois not-for-profit corporation. That transaction has not yet been completed and will not be completed until a definitive ruling is received from the Internal Revenue Service regarding the tax consequences of the transaction. New CME has no business operations of its own and is not expected to have any business operations until the completion of the demutualization.

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

                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:
                   Exhibit
                   Number      Description of Exhibit
                   ------      ----------------------
                    27.1       Financial Data Schedule

          (b)  Reports on Form 8-K:
                 No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CHICAGO MERCANTILE EXCHANGE INC.
                                   (Registrant)

November 1, 2000                       By /s/ DAVID G. GOMACH
(Date)                                    David G. Gomach
                                          Chief Financial Officer

                                 EXHIBIT INDEX


Number    Description

27.1      Financial Data Schedule