Form 10-K405
period 2000-12-31
CHICAGO MERCANTILE EXCHANGE INC
filed 2001-04-02
CIK 1103945

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-95561

CHICAGO MERCANTILE EXCHANGE INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4340266
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
30 South Wacker Drive Chicago, Illinois	60606
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (312) 930-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 2001 was approximately $1 billion. The number of shares outstanding of each of the registrant's classes of common stock as of February 26, 2001 was as follows: 25,855,200 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Series B-1, $0.01 par value; 813 shares of Class B common stock, Series B-2, $0.01 par value; 1,287 shares of Class B common stock, Series B-3, $0.01 par value; 313 shares of Class B common stock, Series B-4, $0.01 par value; and 1,540 shares of Class B common stock, Series B-5, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE:

    None.

PART I

    Statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements. They are based on current expectations, estimates, forecasts and projections about the industry in which Chicago Mercantile Exchange Inc. (CME) operates, management's beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. CME undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

    Factors that might affect CME's performance and these forward-looking statements include increasing competition by foreign and domestic competitors, including new entrants; rapid technological developments; CME's ability to continue introducing competitive new products and services on a timely, cost-effective basis; CME's mix of products and services; its ability to lower costs and expenses; changes in domestic and foreign governmental laws and regulations; protection and validity of our intellectual property rights; technological, implementation, cost and financial risks associated with the increasing use of large, multi-year supply, service and support contracts; governmental initiatives and proceedings; and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support CME's future business. In addition, statements regarding CME's technological efforts are subject to its ability to plan and implement those efforts in an efficient, effective and error-free manner. These factors are representative of events and circumstances that can affect the outcome of our forward-looking statements. In addition, these statements can be affected by general industry and market conditions and growth rates; general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; and other factors.

ITEM 1. BUSINESS

General

    CME operates a derivatives exchange in which market participants may trade contracts designed to manage commodity price or financial risk. That business generates revenues from bundled clearing and transaction fees that are charged for trade execution and from market data fees that are charged for the receipt of information regarding exchange trading activity. Revenues also are generated by communications fees, investment income and other sources. The exchange business is influenced by economic trends; trade execution abilities and costs; the availability of contracts, or products, that enable customers to manage risks; the presence of sufficient market participants to establish liquidity; settlement capabilities; and technological capabilities. CME is seeking to expand upon its core competencies in trade execution and settlement into areas such as online business-to-business (B2B) marketplaces, where its transaction processing and settlement capabilities, and related risk management instruments, may add value.

    CME is one of the world's leading derivatives exchanges as measured by volume. CME had record volume of more than 231 million contracts in 2000. The underlying or notional value of these contracts was about $155 trillion—exceeding that of any other derivatives exchange in the world. According to industry data, CME ranked third worldwide among futures exchanges in volume of contracts traded in 2000. Our contract volume varies from year to year based on fluctuations in the world's economies, interest rate volatility, currency volatility, demand for equity trading and other factors. Also in 2000, CME was among the highest worldwide in terms of open interest, reaching a high of 9.3 million positions during the year. Open interest is the number of futures contracts and options on futures positions outstanding at the close of the trading day and is considered a leading indicator of liquidity and relevance of an exchange as a risk management center.

    From its origins 103 years ago as a small agricultural market, CME has evolved into a major financial services enterprise offering a diverse range of products, services and applied technology. We operate markets for the trading of financial and commodity futures contracts, as well as options on futures contracts. These contracts were developed through our research and development efforts and relationships with market participants and other financial institutions. We operate traditional open outcry auction markets where members trade among themselves for their own accounts and the accounts of their customers in specialized trading areas, called pits. We also were the first futures exchange to develop a global electronic trading system, which is now called GLOBEX®2. Our open outcry and electronic trade execution services—as well as a hybrid of the two, involving our E-mini S&P contracts and Nasdaq 100 contracts—provide price discovery and trade matching services for price transparency, anonymity and immediacy. Through our Clearing House Division, we match, clear, settle and guarantee all transactions executed on CME, mitigating counterparty credit risk. On a typical day, the Clearing House manages $25 billion in collateral deposits and administers $1 billion of letters of credit. We also engage in extensive regulatory, compliance, market surveillance and financial supervision activities designed to ensure market integrity. In addition, CME markets and distributes valuable real-time and historical market data generated from trading activity in our markets to users of our products and related cash and derivative markets.

    Market participants using CME's risk management products include pension funds, investment advisers, portfolio managers, corporate treasurers, commercial and investment banks, broker/dealers and individuals. These participants use our products for hedging, risk management, asset allocation and speculation. Our users can be broadly categorized as hedgers or speculators, depending on whether they transfer risk or accept risk. Hedgers are market participants who want to transfer price risk in an underlying commodity (such as cattle) or financial instrument (e.g., a cash foreign currency or an interest rate swap agreement). Speculators, on the other hand, accept price risk and attempt to profit by buying and selling futures contracts in anticipation of price changes. Speculators often have no interest in making or taking delivery of the underlying commodity. "Locals" are speculators who trade on our floors. Our members and others exercising trading privileges serve as liquidity providers for our markets and financial intermediaries for customers who use our products.

    World financial markets continue to experience significant and rapid changes due to technological advances, deregulation and globalization. Computer and telecommunications systems today can efficiently and economically bring buyers and sellers together, presenting new challenges to centralized open outcry auction markets. Foreign exchanges and exchange-like enterprises operated by or for banks and broker/dealers have gained increased access to U.S. and international markets through deregulatory actions. These changes are lowering barriers to entry and creating a lower-cost business model, leading traditional exchanges to streamline their operations, reduce costs and seek more efficient trading, processing and clearing facilities.

    CME is pursuing the following strategies for growth in 2001 and beyond: continuing to introduce innovative new products; targeting new opportunities in areas such as online business-to-business (B2B) marketplaces; expanding our international distribution through global alliances; and making further improvements to the functionality, capacity, speed, reliability and distribution of GLOBEX2. In addition, we plan to continue re-engineering our processes to help our customers and members control costs.

    CME was incorporated in Delaware on December 30, 1999. On November 13, 2000, it succeeded to the business, assets and liabilities of Chicago Mercantile Exchange, an Illinois not-for-profit membership corporation (Old CME) that traces its origins to 1898. That succession was the result of a series of mergers that were effected as part of the conversion of Old CME from a membership corporation to a stock corporation. As part of those transactions, CME also purchased the assets and related liabilities of P-M-T Limited Partnership, an Illinois limited partnership (PMT), which provided electronic trading services for Old CME and owned the GLOBEX2 service mark. The merger transactions were accounted for using "pooling-of-interests" accounting. Under this method of accounting, no gain or loss was recognized, and the assets and liabilities of Old CME were recorded on the books of CME at their same recorded amounts.

    CME's principal executive offices are located at 30 South Wacker Drive, Chicago, Illinois 60606, and its telephone number is 312-930-1000.

Core Business

    Our core business consists of the following:

  •
  developing risk management products;

  •
  operating execution facilities for those products;

  •
  providing clearing and settlement services; and

  •
  collecting and selling market data.

Revenues from the first three of these business areas are derived from bundled clearing and transaction fees. The table below indicates the sources of CME's revenues during 2000, 1999 and 1998:

Revenue Sources

	2000	1999	1998
Clearing fees and transaction fees	69%	67%	64%
Quotation data fees	16	21	20
Other*	15	13	16

* Includes investment income, communications fees and other items

Risk Management Products

    CME's execution and settlement operations depend, at least in part, on its ability to offer a diverse array of traded contracts, or products, designed to meet the risk management needs of our customers. Our major product areas are futures contracts and options on futures contracts based on interest rates, equities and indexes, foreign currencies, and agricultural and physical commodities.

    We also offer exchange-for-physical (EFP) transaction markets. These involve simultaneous transactions in the futures and cash commodity markets, in which one party establishes or liquidates a futures position in one of our products and the other party sells or purchases the underlying cash commodity.

    Interest Rate Products.  CME offers short-term interest rate derivatives products, Eurodollar futures and options contracts. Our Eurodollar futures contract is the most actively traded futures contract in the United States, with more than $108 trillion in notional value traded in 2000. CME also trades contracts based on other short-term U.S. and foreign interest rates, such as one-month LIBOR (London Interbank Offered Rate) contracts and Euroyen contracts. Eurodollars are U.S. dollars on deposit in commercial banks outside the United States. The Eurodollar market has burgeoned over the past 30 years into a major international capital market as the dollar has become a world reserve currency. The interbank market for immediate (spot) and forward delivery of offshore dollars is deep and liquid, giving banks the ability to fund dollar loans to foreign importers without incurring currency exchange risks. Our market users generally are banks and other financial institutions that face interest rate risks from their lending and borrowing activities or their activities as dealers in over-the-counter interest rate swaps and structured derivative products. Many swap dealers use our Eurodollar and other interest rate contracts to hedge and/or arbitrage their money market swaps and to convert a floating interest rate exposure to a fixed rate exposure. A significant number of our clearing member firms are affiliates of major domestic and international banks who utilize our interest rate markets for their proprietary trading activities. Asset managers also use our interest rate products to lengthen the effective maturity of short-term investment assets by buying futures contracts or to shorten the effective maturity by selling futures. Our contracts are an attractive alternative when physical restructuring of a portfolio is not possible or when futures transaction costs are less than the cash market transaction costs.

    Our interest rate product trading volumes have fluctuated over the last five years. These fluctuations primarily reflect changes in central bank monetary policies and changing levels of interest rate volatility during these periods, rather than reflecting successful competition from other exchanges or increased use of alternative products or markets. Presently, many banks that use Eurodollar futures have adopted internal systems that allow separate divisions within the bank to manage their net risks by internally netting their exposures before using our markets. Despite these activities, CME's interest rate contract volume increased 15.5% in 2000 to 138.8 million contracts, comprising 61% of our overall product volume.

    Equity and Index Products.  Our contract volume in this product segment has more than doubled in the past five years, to a record 65.0 million in 2000, representing 28% of our total product volume. CME has a 94% market share in all U.S.-listed stock index futures and options on futures. Our position in this market reflects the liquidity that our members provide, as well as the fact that the Standard & Poor's (S&P) 500 Index is the key U.S. benchmark for stock market returns.(1)

    We offer trading in futures and options contracts based upon the S&P 500 and Nasdaq 100 stock indexes, as well as other domestic and foreign indexes and other underlying instruments. More than 70% of our 2000 contract volume in this sector was generated by products based on the S&P 500 Index. In 2000, $9 trillion in total notional value of S&P 500 futures contracts traded at CME. The S&P 500 Index is based upon the stock prices of 500 large-capitalization companies and is designed to be an accurate proxy for a diversified equity portfolio representing a broad cross-section of the U.S. equity market. We have had an exclusive contract for futures products on this and other S&P stock indexes since 1980, and this contract continues until 2008. The Nasdaq 100 Index is based on the 100 largest non-financial stocks listed on the Nasdaq stock market. Our Nasdaq license agreement continues until 2005.

    Our equity and index products give market users the ability to hedge their equity portfolios, to efficiently gain exposure to U.S. equity markets without the execution and capital costs of implementing their trading strategy in the underlying cash markets, to take advantage of spread opportunities between different sectors of the market, to enhance the return or yield on an underlying portfolio of stocks or commodities and to diversify a portfolio. Market users include public and private pension funds, investment companies, mutual and hedge funds, commodity trading advisers, local traders, individual investors and financial services companies that benchmark their investment performance to different segments of the equity markets.

    To generate greater contract volume from retail and smaller institutional customers, we launched our first E-mini futures and options contracts in 1997. Since then, the E-mini equity index products have become the fastest-growing products in CME's history. This growth is due in part to our applied technology solution, volatility in the U.S. equity markets and the increasing prevalence of sophisticated retail customers interested in Internet access and day trading. The E-mini S&P 500 futures and options

(1)
S&P, S&P 500, Nasdaq 100 and other trade names, service marks, trademarks and registered trademarks that are not proprietary to CME are the property of their respective owners and are used by CME under license.

contracts and E-mini Nasdaq 100 futures contracts trade primarily on GLOBEX2 and are one-fifth the size of our principal S&P 500 and Nasdaq 100 futures contracts. The success of these products led CME to introduce several other E-mini futures contracts in 1999 and 2000.

    Currency Products.  CME also offers a marketplace for foreign exchange futures and options trading. In 2000, we had a 41% share of the world's exchange-traded currency futures and options market. Domestically, in 2000 CME had 91% of the U.S.-traded foreign exchange futures/options market and was responsible for nearly 97% of the total trading in U.S. dollar-based currency futures contracts on the U.S. exchanges. At year-end 2000, CME led all exchanges worldwide with an open interest of 486,000 contracts in currency futures and options. Our position is due in part to the fact that CME created the world's first financial futures in 1972 by introducing futures contracts on seven foreign currencies.

    This product sector provides traders, investors and risk managers with tools to hedge their risk from foreign exchange market movements. The interbank foreign exchange market is the world's largest market, with average daily volume of more than $1 trillion in notional value. However, the interbank foreign currency market is dominated by large banks and multinational corporations. CME is an attractive alternative, because our foreign currency futures and futures options contracts provide large and small investors with equal access to the world of foreign exchange on a regulated marketplace. We offer futures and options on futures contracts on the world's major currencies, such as the Euro, Japanese yen, Swiss franc, Canadian dollar and British pound. Primary users of our markets include banks, hedge funds, commodity trading advisors, local traders and retail customers who speculate for profit on foreign currency price movements. To compete more effectively with the interbank foreign currency market, we have introduced all-or-none trading, which enables larger currency futures orders to be filled in their entirety at a single price without the possibility of partial fills. Additionally, foreign currency all-or-none transactions can occur outside the bid/ask or daily high/low for regular futures contracts, and market participants can receive competitive quotes from multiple market makers.

    Our foreign currency futures and options product trading volumes have declined in the last five years. This product sector traded 19.3 million contracts in 2000, comprising 8% of CME's overall contract volume. The trend reflects bank consolidations, increased use of internal netting mechanisms by our bank customers, reduced volatility in cash foreign currency markets, and the introduction of the Euro and subsequent phasing out of major European currencies. We also face significant competition from the interbank foreign currency market, which offers highly liquid cash, forward and option markets in foreign currencies. Despite declines in our foreign currency futures and options trading volumes, growth in foreign currency EFP transactions and EFP fees have stabilized revenues from our currency products.

    In early 2001, we intend to institute electronic trading of currency and cross-rate futures contracts on GLOBEX2, to occur side-by-side with open outcry trading. We believe that this action will attract new customers to CME's currency futures markets. The contract specifications for electronic currency futures will be identical to CME's open-outcry traded currencies, making them completely fungible on a 1:1 basis with pit-traded currencies. Traders in CME's open outcry currency pits will have access to the electronically traded versions of the contracts via GLOBEX2 terminals located throughout the trading floor and the exchange's GALAX-C™ hand-held units, which may access GLOBEX2 from the trading pits.

    Agricultural and Commodity Products.  CME has a strong position in this category, which comprised our only product line when we began operations more than a century ago. Our contracts are based on cattle, hogs, pork bellies, dairy products and other agricultural and physical commodities. Our market users include commodity producers, food processors, local traders and retail customers. Although our agricultural contract volume declined 6.6% to 8.0 million in 2000 (3% of overall volume), extensive revisions to existing contracts and the development of new products have largely stabilized sector volume in recent years. We see growth opportunities as large producers and processors adopt formal hedging and risk management programs due to continuing consolidation and restructuring in the agricultural sector, as well as the reduction or elimination of government subsidies.

Execution Facilities

    CME operates two trade execution facilities: open outcry trading pits and electronic trading through GLOBEX2. We offer our users secure and reliable facilities, immediacy of trade execution, anonymity and price transparency. Both the trading pits and GLOBEX2 are state-of-the-art trading environments supported by substantial infrastructure and technology for order routing, trade reporting, market data dissemination, market surveillance and regulation.

    Open Outcry Trading.  Open outcry trading, which represented 85% of our total contract volume in 2000, occurs in individual pits on our two trading floors, which total 70,000 square feet. The pits are the centralized place where floor brokers and independent traders meet to trade contracts. Orders for market participants are relayed to brokers for execution in the pits. The pits are surrounded by tiered booths, where clearing member firm personnel communicate with customers about current market activity and prices and receive orders either electronically or by telephone. These orders may be "flashed" by way of hand signals into the pits. In addition, our trading floors display current market information and news on electronic wallboards.

    GLOBEX2 Electronic Trading.  GLOBEX2 maintains an electronic, centralized order book and trade execution algorithm for futures and futures options contracts and allows users to enter orders directly into the order book. Electronic trading occurs virtually around the clock, meeting customer demand for global access to our products and making this the fastest-growing segment of CME's business. GLOBEX2 volume totaled 34.5 million contracts in 2000, nearly 15% of CME's total volume and a 114% increase from 1999. GLOBEX2 users include clearing member firms, market makers, commodity trading advisors and individuals.

    In 2000, we adopted several significant measures to increase customer access to our markets. CME now allows unlimited, direct electronic access to products traded on GLOBEX2 for all market participants who are guaranteed by a clearing member of CME. We also removed limitations on direct customer access to our electronic, centralized order book, allowing customers to view bids and offers in GLOBEX2 products. This change further increases the transparency of CME's markets by putting valuable trading information directly into the hands of customers.

    To accommodate rapid growth in electronic trading of financial instruments, we continue to expand the functionality, capacity, speed, reliability and distribution of GLOBEX2. In 2000, we more than tripled the system's capacity while shortening transaction times; enhanced the types of orders that can be processed by GLOBEX2; and increased its order entry and data dissemination capacity. The flexibility of the open architecture design of GLOBEX2 allows us to add new products to the system and to easily and quickly increase processing throughput.

    Other Trading Technology.  We continue to enhance our open outcry and electronic markets with automation and cost efficiencies to retain our competitive advantage of instant liquidity for market users. At CME, market participants use hand-held GALAX-C electronic trading devices, CME Universal Broker Stations (CUBS2) and the automated Trade Order Processing System (TOPS) to route customer orders and confirmations instantaneously to and from GLOBEX2 and the trading floors. Our member clearing firms are enhancing access to our systems by upgrading to the world-standard Financial Information Exchange (FIX) 4.2 application programming interface. In addition, many firms and customers use the Internet to route orders to GLOBEX2, execute trades, check account balances and gain online access to quotes and charts. In 2001, CME intends to introduce a lower-cost avenue of accessing GLOBEX2 via the Internet by implementing a virtual private network

(VPN) solution. While we make significant improvements to our current technologies, we have already begun planning our next generation trading and clearing platforms.

Clearing and Settlement Services

    Unlike most financial exchanges, CME operates its own Clearing House. This operation allows close coordination between our clearing functions and other business areas, such as risk management, new product initiatives and customer service. In addition, the Clearing House guarantee of performance is a significant attraction of our markets. CME market users do not need to evaluate the credit of each potential counterparty or limit themselves only to a selected set of counterparties. This increases the potential liquidity available for each trade and reduces the costs of using our markets.

    The Clearing House clears, settles, nets and guarantees performance of all matched transactions in our contracts. At each settlement cycle, the Clearing House "marks to market" all open positions by calling for payments from clearing members whose positions have lost value, and by paying clearing members whose positions have gained value. The Clearing House marks all open positions to market at least twice a day, and more often if market volatility warrants. Our ability to conduct a minimum of two daily settlement cycles helps protect the financial integrity of CME, our clearing member firms and market participants. We can more quickly identify any clearing firms that may not be able to satisfy the financial obligations resulting from changes in the prices of their open positions. These financial safeguards have ensured that we have never had a clearing firm default in our 103-year history.

    To guarantee performance, we establish and monitor financial requirements for our clearing members and set minimum performance bond (margin) levels for our traded products. The Clearing House holds performance bond collateral to cover the largest reasonable losses between each mark to market cycle. It typically seeks to cover at least 95% of all daily price changes in each product. On a typical day, the Clearing House manages $25 billion in collateral deposits and administers $1 billion of letters of credit. The Exchange also maintains an unsecured, confirmed $350 million line of credit agreement with a consortium of banks in order to ensure adequate liquidity to deal with a clearing member payment default. This line of credit also may be used if there is a temporary problem with the domestic payments system that would delay payments of settlement variation between the Clearing House and clearing members. Additionally, CME intends to implement a new financial safeguards package in 2001 to more than triple the liquid resources available in the unlikely event of a member firm default by increasing its security deposit pool and obtaining default insurance.

    The Clearing House also manages final settlement on all CME contracts, including cash settlement, physical delivery of selected commodities, and option exercise and assignment. It acts as the delivery agent for all contracts to ensure that the seller makes timely delivery of the exact quality and quantity specified in a contract and that the buyer makes full and timely payment.

    Clearing and Settlement Technology.  The Clearing House uses a proprietary system to calculate performance bond requirements. First developed in 1988 by CME, the Standard Portfolio Analysis of Risk (SPAN®) system simulates the effects of changing market conditions on a complex portfolio and uses standard options pricing models to determine a portfolio's overall risk. SPAN then generates a performance bond requirement that covers the largest reasonable single day's trading loss. In addition to its use by CME's Clearing House, SPAN has been adopted by more than 30 other exchanges and clearing organizations worldwide.

    Our clearing system, CLEARING 21®, processes reported trades and positions on a real-time basis to provide users with instantaneous information on trades, positions, money and risk exposure. The system supports futures and options products, securities and cash instruments, as well as complex new product types (including combinations, options on combinations, options on options, swaps, repurchase and reverse repurchase agreements and other instruments). Through CLEARING 21 workstations, our clearing member firms can electronically manage their positions, exercise options, enter transactions related to foreign currency deliveries, manage collateral posted to meet performance bond requirements and access all our other online applications. The combined CLEARING 21 and GLOBEX2 systems enable straight-through electronic processing of transactions, in which an order is electronically routed, matched, cleared and made available to the clearing firm's back office systems for further processing.

    Cross-Margin Agreements.  We have led the derivatives industry in establishing cross-margin agreements with other leading clearing houses to reduce capital costs for clearing member firms and users of our markets. The cross-margin agreements permit an individual clearing house to recognize a clearing firm's open positions at other clearing houses; the resulting risk offsets can lower capital requirements. We have implemented, or are in the process of implementing, cross-margin arrangements with the Options Clearing Corporation, Commodity Clearing Corporation, Board of Trade Clearing Corporation, London Clearing House, Government Securities Clearing Corporation (GSCC), Singapore Exchange Derivatives Trading Ltd. (SGX) and Clearnet.

Market Data

    Our markets generate valuable information on prices and trading activity in our products. CME's market data is central to trading activity in our products and to trading activity in related cash and derivatives markets. We sell our market data, which includes bids, offers, trades and trade size, to banks, broker-dealers, public and private pension funds, investment companies, mutual funds, insurance companies, individual investors and other financial services companies that use our markets or monitor general economic conditions. Revenue from market data represented about 16% of our revenue during 2000. In general, the price information is sent via dedicated networks to 170 worldwide quote vendors, who consolidate our market data and information with that from other exchanges and third party data and news services and resell the consolidated data and information to their subscribers. These quote vendors distribute our market data through dedicated networks, the Internet and wireless hand-held devices. As of March 2001, we had approximately 50,000 subscribers of our real-time market data who display the data on more than 198,000 screens.

    We believe that the evolution of technology and the financial services industry will change the existing distribution channels, sales methods and pricing structure for market data. These changes might adversely impact our sale of market data. Increases in the volume of electronic trading, the use of the Internet as a distribution mechanism and the use of our products by individual retail investors will all impact the sale of our market data. To stimulate customer demand, we have created marketing programs, and we have begun to enter into new business relationships with companies that develop value-added computer-based applications that use our market data to provide specific insights into the dynamics of trading activity in our listed contracts. In addition, in 2000 we began to allow direct customer access to our electronic, centralized order book, in order to increase usage and reduce the administrative burden on clearing members who purchase GLOBEX2 market data for trading purposes only. Previously, these companies collected separate GLOBEX2 market data fees from users of order entry terminals.

Other Growth Initiatives

    Business-to-Business.  In 2000, CME began a major marketing program targeted to online B2B marketplaces, which use the Internet to offer a range of services or products, linking companies in a single industry or with an interest in a particular type of product. While B2B exchanges can offer increased efficiencies by enabling purchasers and suppliers to execute spot (cash) transactions for near-term delivery, they often are not able—by themselves—to supply some key ingredients of a successful marketplace. We can supplement B2B programs by:

  •
  offering a clearing house to guarantee transactions and manage the collateral for each transaction;

  •
  creating a derivatives market for B2B products that allows participants to hedge or lock in future supply and demand;

  •
  providing market-making expertise, a fair trading platform, error-free transaction processing, real-time price reporting for market transparency, improved price discovery and innovation in developing successful trading instruments; and

  •
  recommending rules and operating procedures, including membership criteria, fee structures, dispute resolution and regulatory compliance.

    In 2000, we announced an exclusive agreement with CheMatch.com, Inc., a B2B chemical industry marketplace, to jointly develop and market a co-branded complex of chemical futures and options products to trade on GLOBEX2. The agreement represented the first joint development project between a futures exchange and a B2B marketplace to create risk management products targeted to a specific industry. In 2001, we plan to offer the first complex of futures products to trade on a futures exchange with an electronic link to an online B2B marketplace. Furthermore, we intend to selectively seek relationships with additional B2B marketplaces that are best-positioned to accelerate growth in their respective industries with assistance from CME. Working with several such marketplaces can enable CME to achieve economies of scale by creating a B2B service infrastructure that can be adapted to various industries.

    International Alliances.  We are expanding our network of international alliances and partnerships with other exchanges to offer our products globally and to access the existing distribution capabilities of some of our partners' electronic trading systems. CME has a history of forming global alliances, beginning with the first international link between futures exchanges—a mutual offset trading link between CME and SGX in Singapore. The GLOBEX Alliance links CME with derivatives markets operated by SGX, ParisBourseSBF SA in France, MEFF in Spain, the Bolsa de Mercadorias & Futuros in Brazil, and the Montreal Exchange. The Alliance's goal is to offer trading privileges and direct access to the electronically traded products of all the alliance markets through a single technical access point, along with cross-margining of positions in order to reduce the capital requirements of the participating exchanges' customers and members. We also have entered into a partnership with the London International Financial Futures & Options Exchange and its clearing partner, the London Clearing House. Additionally, in 2000 CME and the Tokyo Stock Exchange announced plans to pursue an alliance. The goal is to further develop the exchanges' fixed income and equity derivatives markets, including the potential development of joint products and globally interconnected electronic trading systems.

    Through these alliances, partnerships and relationships, we intend to offer our customers capital efficiencies by cross-margining mutually agreed upon, highly correlated products and trading efficiencies by interconnecting our trading platforms and networks of each exchange and by harmonizing trading rules and interfaces. Additionally, when mutually beneficial, we will seek to share the cost of developing technology. We seek to expand these alliances to include other foreign and domestic markets.

Marketing

    Our marketing programs target both institutional and retail customers. In our institutional marketing program, we strive to inform highly sophisticated traders, portfolio managers, corporate treasurers and other market professionals about novel uses of our products, such as new hedging and risk management strategies. We also seek to educate these users about changes in product design, margin requirements and new clearing services. Our marketing typically involves the development of personal relationships with professional traders who actively use our markets. We participate in major domestic and international trade shows and seminars on futures and options and other derivatives products. In addition, we sponsor educational workshops and marketing events designed to educate market users about our new products. Through these relationships and programs, we ascertain the needs of our customer base, gathering information to drive our product development and product maintenance efforts.

    For retail customers, we advertise our products and brand name to increase CME's trading volume. Our advertising is designed to build and maintain awareness and preference for our products and services, and to reinforce our brand image. We primarily rely on print media, and also employ Internet advertising due to the growth of that medium and its synergies with our electronically traded products. Additionally, we make use of other marketing programs to achieve our promotional goals with target customer segments. Examples of such programs include exhibits at investor conferences and direct mail promotions.

Competition

    Some of our key competitors include other financial exchanges that offer derivatives products, over-the-counter (OTC) markets, electronic trading systems, consortia of end users and futures commission merchants, and technology firms such as market data vendors. CME may complement competitors' product offerings or offer advantages to market participants in a variety of ways. For example:

  •
  Participants in the OTC markets for interest rate and currency swaps or cash currencies may use CME products to hedge the risk they acquire in the OTC markets. These OTC markets tend to be dominated by large financial institutions, while we serve a broader customer base.

  •
  Electronic trading firms that specialize in equity securities lack the financial security and guarantees offered by our Clearing House, as well as the overall market liquidity, distribution, neutrality and market integrity offered by our electronic and open outcry trading platforms.

    In addition, CME competes by offering market participants efficient, cost-effective and liquid marketplaces; broadly disseminated and transparent market and quotation data; a financially secure clearing system; access to market making; superior product design and state-of-the-art technology. We continually enhance our products, improve efficiencies for our customers, and offer the choice of open outcry or electronic trading platforms. We believe CME is well-prepared to meet potential competition, and we are committed to maintaining our competitive position in technology, services, market integrity and liquidity.

Intellectual Property

    We regard substantial elements of our brand name, marketing elements and logos, products, market data, software and technology to be proprietary. We attempt to protect these elements by relying on trademark, service mark, copyright and trade secret laws, restrictions on disclosure and other methods. For example, with respect to trademarks, we have registered marks in more than 20 countries.

    We regularly review our intellectual property to identify property and methods of doing business that should be protected, the extent of current protection for that property and the availability of additional protection. We believe our various trade and service marks have been registered where needed. Recent legal developments allowing patent protection for methods of doing business hold the possibility of additional protection, which we are examining.

Other Business Relationships and Subsidiaries

    GFX Corporation.  GFX Corporation is a wholly owned subsidiary of CME. It was established by the Exchange for the purpose of maintaining and creating liquidity in our foreign currency futures contracts. Experienced foreign currency traders employed by GFX buy and sell our foreign currency futures contracts using our GLOBEX2 system. They limit risk from these transactions through offsetting transactions using futures contracts or spot foreign currency transactions with approved counterparties in the interbank market. In addition, formal trading limits have been established to minimize risk. Any residual open positions are marked to market on a daily basis.

    CME Trust.  Chicago Mercantile Exchange Trust was established in 1969 to provide financial assistance, on a discretionary basis, to customers of any clearing member that becomes insolvent. CME funded the Trust through contributions, which were tax-deductible until a June 1996 closing agreement with the Internal Revenue Services largely discontinued the availability of the deduction. The Trust presently contains approximately $51.8 million in net assets as the result of past contributions, investment income on the Trust assets, and the absence of distributions from the Trust. The Trustees, who are also members of CME's Board of Directors, have discretion to use the Trust to satisfy customer losses in the event a clearing member fails or is in such severe financial condition that it cannot meet a customer's obligations, provided that those customers' losses are related to transactions in CME contracts. Neither CME nor its members have any residual interest in the assets of the Trust.

Employees

    As of December 31, 2000, we had 987 full-time equivalent employees. We consider relations with our employees to be good. We have never had a work stoppage, and none of our employees are represented by a collective bargaining agreement. However, since 1982, we have had an understanding with the International Union of Operating Engineers, Local 399, AFL-CIO, relating to building engineers at the headquarters building. At present, there are seven employees to whom this understanding applies.

Executive Officers of CME

    Information regarding executive officers of CME who are also directors is set forth under Item 10 below. Information regarding executive officers of CME who are not also directors is set forth below:

      Craig S. Donohue (age 39) has been the Managing Director, Business Development and Corporate/Legal Affairs since March 2000, having previously served since October 1998 as Senior Vice President and General Counsel. Prior to that he was Vice President, Market Regulation from 1997 to 1998 and Vice President and Associate General Counsel from 1995 to 1997.

      Phupinder Gill (age 40) has been the Managing Director and President of the Clearing House Division since March 2000, having previously served as President, Clearing House Division since July 1998. Prior to that, he served as Senior Vice President, since May 1997, and Vice President, since May 1994. Mr. Gill has held numerous other positions with CME since 1988.

      Nancy W. Goble (age 47) has been Director and Controller since July 2000, having previously served as an Associate Director and Assistant Controller since October 1997. Prior to that, she served as Senior Vice President and Chief Financial Officer with Richard Ellis Inc., a commercial real estate firm, since 1993. Ms. Goble is a certified public accountant.

      David G. Gomach (age 42) has been Managing Director and Chief Financial Officer since March 2000, having previously served as Senior Vice President and Chief Financial Officer since January 1998. Prior to that, he served as Vice President, Administration and Finance, since December 1996. He is a certified public accountant.

      Scott L. Johnston (age 36) has been Managing Director and Chief Information Officer since April 2000. Prior to joining CME, he worked for UBS Warburg, an investment banking firm, serving as its Managing Director, Information Technology Division from 1998 to March 2000, its Executive Director, Foreign Exchange/Interest Rate Technology Division from 1996 to 1997, and its Director, Foreign Exchange Division from 1994 to 1996.

      Satish Nandapurkar (age 37) has been Managing Director, e-Business since joining the Exchange in March 2000. Previously, he was Head of Strategic Solutions for OptiMark Technologies. Prior to that, he served as Managing Director and Global Head of Foreign Exchange Options for the Bank of America in Chicago from 1997 to 1999, Managing Director and Head of Structured Equity Products Trading at Deutsche Morgan Grenfell from 1996 to 1997, and Managing Director and Global Head of Exotic Options and Quantitative Methodologies for Swiss Bank Corporation in London from 1994 to 1996.

      Amy M. Savin (age 38) has been Managing Director and Chief Marketing Officer since March 2000, having previously served as Senior Vice President of Marketing Programs and Services since joining the Exchange in 1998. For seven years prior to that, she worked at Kraft Foods.

      Donald D. Serpico (age 55) has been Managing Director, Operations since March 2000, having previously served as Executive Vice President, Operations since July 1994. He previously served as our Senior Vice President, Operations, Senior Vice President of the Clearing House, and Vice President of Management Information Systems.

      Lewis C. Ting (age 49) has been Managing Director, Organizational Development since joining the Exchange in March 2000. Prior to joining the Exchange, he owned a consulting business specializing in human resources, employee development and organizational change from 1996 to 2000. Prior to that, he served as a Senior Vice President for Talegen, an insurance subsidiary of Xerox's Financial Services Division.

ITEM 2. PROPERTIES

    CME's principal executive offices and trading floor operations are located at 30 South Wacker Drive, Chicago, Illinois 60606. We occupy approximately 430,000 square feet of office space under a lease that expires in 2003 and 70,000 square feet of trading floor space under a lease with CME Trust. The trading arena has state-of-the-art wallboard price display systems, order routing and communications systems. On November 1, 1998, we entered into a first extension of our lease with CME Trust, and we have an option on three additional extensions which will secure the availability of our trading facility until October 2026. We maintain back-up facilities for electronic systems in separate office towers at 10 and 30 South Wacker Drive, Chicago, Illinois. We also maintain offices in leased space in Washington, D.C.; London, England; and Tokyo, Japan. We believe our facilities are adequate for our current operations and that additional space can be obtained readily if needed.

ITEM 3. LEGAL PROCEEDINGS

    From time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. As of the date of this filing, except as described below, we are not a party to any litigation or other legal proceeding that, in our opinion, could have a material adverse effect on our business, operating results or financial condition. While the ultimate results of these proceedings against CME cannot be predicted with certainty, CME's management believes that the resolution of these matters will not have a material adverse effect on CME's consolidated financial position or results of operations.

    In May 1999, Victor Niederhoffer, Niederhoffer Investments, Inc. and several commodities pools controlled by Victor Niederhoffer filed a complaint against CME and a number of unidentified employees, officials and members under the Commodity Exchange Act in the United States District Court for the Northern District of Illinois. The complaint charges that CME failed to enforce its rules relating to the establishment of settlement prices on specified dates and that as a consequence, Niederhoffer, the pools and their futures commission merchant suffered damages of at least $105 million. Based on extensive pre-complaint investigation, discovery conducted to date, and advice from legal counsel, CME believes that the lawsuit is without merit and that the plaintiffs are unlikely to prevail.

    In May 1999, Electronic Trading Systems, Inc. filed an action against CME, the Chicago Board of Trade, the New York Mercantile Exchange and Cantor Fitzgerald, L.P. in the United States District Court for the Northern District of Texas (Dallas Division) for alleged infringement of Wagner United States patent 4,903,201, entitled "Automated Futures Trade Exchange." The patent relates to a system and method for implementing an electronic, computer-automated futures exchange. Pursuant to an indemnification agreement, CME's defense has been undertaken by attorneys for Euronext, the licensor of our trading system and a subsidiary of ParisBourse. Euronext has reserved its rights under that agreement in the event that any modifications to the licensed system made by us result in liability. Counsel for Euronext have advised us that they do not believe our licensed system infringes the patent. Regardless of the outcome of the proceeding, we believe the indemnification agreement and the probability that a license will be available preclude any material effect on CME.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Outstanding Shares and Holders

    In connection with a series of mergers that were completed on November 13, 2000, CME issued: 25,855,200 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Series B-1, $0.01 par value; 813 shares of Class B common stock, Series B-2, $0.01 par value; 1,287 shares of Class B common stock, Series B-3, $0.01 par value; 297 shares of Class B common stock, Series B-4, $0.01 par value; and 1,700 shares of Class B common stock, Series B-5, $0.01 par value. Since that date, 160 Series B-5 shares have been converted into 16 Series B-4 shares. An owner of 10 Series B-5 shares may convert those shares into one Series B-4 share through April 18, 2001. Any Series B-5 shares not so converted by the close of business on April 18, 2001, however, will be converted automatically into 10 Class A shares. As of February 14, 2001, there were 3,243 holders of the Class A shares and 509, 679, 1,039, 267 and 736 holders of the Series B-1, B-2, B-3, B-4 and B-5 shares, respectively.

Transfer Restrictions Applicable to Class A Shares

    The Class A shares are subject to transfer restrictions contained in CME's certificate of incorporation. These transfer restrictions prohibit the sale or transfer of any Class A shares separate from the associated Class B shares. These restrictions expire in stages over a 15-month period, with 25% of the Class A shares becoming free of the restrictions on May 12, 2001, another 25% on August 10, 2001, another 25% on November 8, 2001 and all of the Class A shares becoming free of the restrictions on February 6, 2002. CME's Board has recommended that these restrictions be amended to extend the period during which they would apply and to grant CME the right, following an initial public offering of CME's Class A shares, to guide the sale of Class A shares on behalf of shareholders desiring to sell during the 18-month period following any initial public offering. In order to become effective, the amendment requires the approval of the holders of a majority of the outstanding shares of Class A and Class B common stock, voting together, and the holders of a majority of the outstanding shares of Class A common stock, voting as a separate class. That approval is being sought at the annual meeting of CME's shareholders scheduled for April 18, 2001.

Market for Shares

    Shares of CME common stock are traded through facilities maintained by CME, and there presently is no independent established public trading market. Due to the absence of an established public trading market and the limited number and disparity of bids made for various shares through year-end 2000, bid prices for shares tend to be unrepresentative of the sales prices realized upon the sale of shares. The table below shows the range of high and low sales prices of the indicated shares from November 13 to December 31, 2000 (source: CME records):

Type of Stock	High	Low
Class A shares	None	None
Series B-1 share bundled with 16,200 A shares	$525,000	None
Series B-2 share bundled with 10,800 A shares	None	None
Series B-3 share bundled with 5,400 A shares	None	None
Series B-1 share	None	None
Series B-2 share	None	None
Series B-3 share	$150,000	$112,000
Series B-4 share	$12,500	None
Series B-5 share	$1,700	$1,000

Dividends

    CME has not paid any dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The information required by this Item is incorporated by reference to the information set forth under the headings "Income Statement Data" and "Balance Sheet Data" under "Selected Financial Data" in Exhibit 99.1 to this Annual Report on Form 10-K. That information was derived from CME's consolidated financial statements and should be read in conjunction with the audited consolidated financial statements, related notes and other financial information included elsewhere in this Report. CME has not paid any dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 99.2 to this Annual Report on Form 10-K.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this Item is incorporated herein by reference to the information appearing under the subheading "Market Risk" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Exhibit 99.2 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated herein by reference to CME's Consolidated Financial Statements for the fiscal year ended December 31, 2000 in Exhibit 99.3 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The size of CME's Board of Directors, and the manner in which those directors are elected, changed as the result of the demutualization of Old CME, which occurred on November 13, 2000. The number of positions on the Board will be reduced by nine in connection with the annual election scheduled for the annual shareholder meeting on April 18, 2001, from 39 directors to 30. The size of the Board of Directors will be further reduced after the annual shareholder meeting in April 2002 to a total of 19 directors.

    Information regarding the directors who are not standing for election at the April 18, 2001 annual meeting is set forth below:

Name and Age	Term Expires:	Background
H. Jack Bouroudjian, 39	April 2002
Director since 1996 and a member of CME for more than 13 years. President of Equity Futures with Commerz Futures since February 2001. Previously, Senior Vice President of Equity Futures with Commerz Futures; and prior to that, Vice President of Equity Futures with Nikko Securities from 1997 to 1999 and with Credit Agricole Futures, Inc. from 1995 to 1997.
Timothy R. Brennan, 59	April 2002
Director since 1990 and a member of CME for more than 25 years. Floor broker and trader since 1974 and Vice President of RB&H Financial Services, L.P., one of our clearing member firms, for more than five years.
Leslie Henner Burns, 45	April 2002	Director since 2000 and a member of CME for more than 23 years. Self-employed floor trader since 1978 and President of Leslie A. Henner, Inc., a floor brokerage business, from 1981 until 1999.
Martin J. Gepsman, 48	April 2002	Secretary of our Board since 1998, a director since 1994 and a member of CME for more than 16 years. Independent floor broker and trader since 1985.
Scott Gordon, 48	April 2002
Chairman of the Board since 1998, a director since 1982 and a member of CME for more than 23 years. Served as Vice Chairman from 1995 to 1997 and Secretary from 1984 to 1985 and 1988 to 1994. President and Chief Operating Officer since 1999 of Tokyo-Mitsubishi Futures (USA), Inc., a CME clearing member firm wholly owned by the Bank of Tokyo-Mitsubishi, Ltd.; previously served as that firm's Executive Vice President and director. Member of the Commodity Futures Trading Commission's Global Markets Advisory Committee and the Advisory Committee to the Illinois Institute of Technology Center for the Study of Law and Financial Markets. Director of the National Futures Association and of the Futures Industry Institute.
Bruce F. Johnson, 58	April 2002	Director since 1998 and a member of CME for more than 30 years. President and part owner of Packers Trading Co., a futures commission merchant and former clearing member firm, for the past five years.

John W. Lacey, 62	April 2001
Director since 1998. Partner in the Lacey Ranches, a family cow-calf operation, the Margarita Cattle Company in Santa Margarita, California, and Centennial Livestock. Director of the National Cattlemen's Beef Association and Chairman of the California Beef Council and past President of the California Cattlemen's Association and the National Cattlemen's Association. Member of the Advisory Council of the College of Agriculture at California Polytechnic and its immediate past Chairman.
Patrick B. Lynch, 35	April 2002	Director since 2000 and a member of CME for more than 11 years. Independent floor trader since 1990.
James J. McNulty,(1) 50	April 2002
President and Chief Executive Officer of CME since February 2000. Previously, Managing Director and Co-Head of the Corporate Analysis and Structuring Team in the Corporate Finance Division at Warburg Dillon Read, an investment banking firm, for the previous five years.

(1)
Mr. McNulty is a non-voting member of our Board and will continue as a non-voting member until the annual meeting in April 2002.

Name and Age	Term Expires:	Background
Leo Melamed,(2) 67	April 2002	Chairman Emeritus and Senior Policy Advisor. Presently, a non-voting member of our Board but previously an elected and appointed Board member for 26 years. Chairman of CME from 1969 until 1972 and founding Chairman of the International Monetary Market from 1972 until its merger with CME in 1977. Special Counsel to the Board from 1977 until 1991 and Chairman of CME's Executive Committee from 1985 until 1991. Member of CME for more than 45 years. From 1993 to 2000, Chairman and CEO of Sakura Dellsher, Inc., a clearing member of CME; and currently Chairman and CEO of Melamed & Associates, a global consulting group.
Laurence E. Mollner, 59	April 2001
Director since 1991. President since 1998 of Mariah Investment Company, a futures, equities and real estate investment firm. Previously, President of Carr Futures from August 1997 through January 1998 and was responsible for the sale of the Institutional Futures Division of Dean Witter Reynolds Inc. to Carr Futures and subsequent transition. Prior to that, Executive Vice President for Dean Witter Reynolds Inc., Director of its Futures Markets Division, and a member of the Board of Directors of Dean Witter International Limited in London. He joined Dean Witter Reynolds Inc. in 1979. Former Chairman of the Futures Industry Association, and currently a director of the Futures Industry Association.
Patrick J. Mulchrone, 43	April 2002
Director since 1998 and a member of CME for more than 21 years. Previously a director from 1991 to 1996 and served as our Second Vice Chairman from 1993 to 1996. President and owner of P.J. Mulchrone Co. and a floor broker and trader since 1979.
John D. Newhouse, 55	April 2002
Director since 1996 and previously a director from 1980 to 1985 and 1987 to 1988. Member of CME for more than 25 years. Floor broker and trader since 1974 and President of Euro Spread Brokers, a broker association filling orders in Eurodollars, from 1980 to 2000. Currently trades for his own account.

(2)
Mr. Melamed is a non-voting member of our Board and will continue as a non-voting member until the annual meeting in April 2002.

Name and Age	Term Expires:	Background
Ward Parkinson, 55	April 2001	Director since 1998. Co-founder of Micron Technology, a manufacturer of computer and memory chips, and its initial Chairman and Chief Executive Officer from 1978 to 1986 and its Vice Chairman until 1989. Consultant in the electronics field for more than five years; partner in and director of PYCO, which invests in commercial real estate, and a Board member of Parkinson-Yanke Real Estate and Parkinson-Nelson Real Estate for more than five years. Co-founder and Board member of Ovonyx and a Board member of sign-me-up.com and Odyssey Computers.
Mark G. Papadopoulos, 28	April 2002
Director since 2000 and a member of CME for more than four years. Former Vice Chairman of the Mexican Peso Futures Pit Committee, a position with CME, from 1998 to 1999; and independent floor trader since 1996. Previously, an arbitrage clerk with several independent floor traders from 1994 to 1996.
Robert J. Prosi, 53	April 2002
Director since 1988 and a member of CME for more than 25 years. President of Vertical Forum, a firm focusing on business-to-business derivatives and market making; formerly First Vice President, Salomon Smith Barney Inc., an investment banking firm, for more than five years. Member of the Chicago Council on Foreign Relations.
Irwin Rosen, 62	April 2001	Director since 1997 and a member of CME for more than 30 years. Attorney who has represented clients before CME tribunals; and an independent floor broker and trader since 1970.
Myron S. Scholes, 59	April 2002
Director since 2000. Chairman of Oak Hill Platinum Partners and a partner of Oak Hill Capital Management for more than five years; Frank E. Buck Professor of Finance, Emeritus, at Stanford University's Graduate School of Business; and a 1997 Nobel Laureate in Economics. Director of Dimensional Fund Advisors Mutual Funds and the American Century Mutual Funds.
Leon C. Shender, 46	April 2001	Director since 1999 and a member of CME for more than 24 years. Floor trader since 1976.
Howard J. Siegel, 44	April 2002	Director since 2000 and a member of CME for more than 23 years. Floor trader since 1977.
David I. Silverman, 42	April 2001
Director since 1995 and previously a director from 1990 to 1991. Member of CME for more than 18 years. Chairman from 1997 until 2000 of GFX Corporation, a subsidiary of CME. Independent trader since 1982.
Jeffrey L. Silverman, 54	April 2002	Director since 1994, Secretary of CME in 1995 and a member of CME for more than 21 years. Floor trader since 1979.

Paul Simon, 72	April 2001
Director since 1997. Professor at Southern Illinois University since 1997; former United States Senator from Illinois from 1984 through 1997; and previously a United States Congressman. Director of Penn-American Insurance Co.

    Information regarding the nominees for the 14 directors to be elected at the annual meeting is set forth below. There are 11 directors to be elected by all shareholders voting together (At-Large directors) and one each who will be elected by the holders of the Series B-1, B-2 and B-3 shares. There are 11 nominees for the 11 At-Large director positions, two nominees for the one Series B-1 director position, two nominees for the one Series B-2 director position and three nominees for the one Series B-3 director position.

Nominees for At-Large Directors

Name and Age	For a Term Expiring:	Background
John W. Croghan, 70	April 2003	Member of CME for less than one year. Partner since the end of 2000 in Rail-Splitter Fund, an investment partnership. Director of Lindsay Manufacturing Co. and Republic Services, Inc. Previously, Chairman of Lincoln Capital Management and President and Managing Partner of Lincoln Partners.
Terrence A. Duffy, 42	April 2003
Vice Chairman of our Board since 1998, a director since 1995 and a member of CME for more than 18 years. President of T.D.A. Trading, Inc. for the past five years and an independent floor broker and trader since 1981.
Daniel R. Glickman, 56	April 2003
Partner in the law firm of Akin, Gump, Strauss, Hauer & Feld since February 2001. Previously, United States Secretary of Agriculture from March 1995 through January 2001 and member of the United States Congress, representing a district in Kansas from January 1977 through January 1995.
James E. Oliff, 52	April 2003
Second Vice Chairman of our Board since 1998, a director since 1996 and a member of CME for more than 23 years. Previously served on our Board from 1985 to 1992, including serving as Second Vice Chairman from 1989 to 1992 and Secretary in 1996. Executive Director of International Futures and Options Associates and President of FILO Corp., a floor brokerage business, since 1982; President of LST Commodities, LLC (an introducing broker); Vice Chairman of LaSalle Street Trading Group, LLC; and a visiting lecturer in financial market ethics at the Lemberg School of International Finance and Economics at Brandeis University, Waltham, Massachusetts.

John F. Sandner, 59	April 2003
Special Policy Advisor since 1998, a director since 1977 and a member of CME for more than 28 years. Chairman of our Board for 13 years. President and CEO of RB&H Financial Services, L.P., a futures commission merchant and one of our clearing member firms, for more than five years; and Chairman and CEO of FreeDrive.com, an Internet business.
Verne O. Sedlacek, 46	April 2003
Director since 1997. President and Chief Operating Officer since 1998 of John W. Henry & Company, Inc., a commodity trading advisor; a member of its Investment Policy Committee; and President and a director of the investment management firms of Westport Capital Management Corporation and Global Capital Management Limited. For 15 years prior to that, Executive Vice President and Chief Financial Officer of the Harvard Management Company, Inc., a wholly owned subsidiary of Harvard University. Member of the Global Markets Advisory Committee of the Commodity Futures Trading Commission and member of the Board of Trustees of Commonfund Capital, Inc. Director of the National Futures Association.
Robert W. Haworth, 53	April 2002
Treasurer of our Board since 2000, a director since 1998 and a member of CME for more than 21 years. Previously served as our Treasurer in 1998 and Vice President of the CME Audit Department in 1979. Self-employed floor trader since 1979; certified public accountant and a member of both the American Institute of Certified Public Accountants and the Illinois CPA Society.
Paul Kimball, 49	April 2002	Director since 1999. Managing Director and Global Head of the Foreign Exchange Department of Morgan Stanley Dean Witter, an investment banking firm, for more than five years.
William P. Miller II, 45	April 2002
Director since 1999. Senior Vice President and Independent Risk Oversight Officer for Commonfund Group, an investment management firm for educational institutions, since September 1996, having previously served as Director, Trading Operations and Asset Mix Management with General Motors Investment Management Corp. Director of the Association for Financial Professionals and of the Investment Risk Institute, and Chairman, Executive Committee, End-Users of Derivatives Council. Mr. Miller is also a Chartered Financial Analyst and member of the Association of Investment Management and Research.

David M. Pryde, 51	April 2002
Director since 1997. Chairman of J.P. Morgan Futures, Inc., with global responsibility for its futures and options business. Previously, Head of Global Commodities for Morgan Guaranty Trust Company. Member of the Executive Committee of the Futures Industry Association. Formerly Vice Chairman of the Commodity Exchange Inc. in New York and former member of the Executive Committee of its Board of Governors.
William R. Shepard, 54	April 2002	Director since 1997 and a member of CME for more than 27 years. Founder and President of Shepard International, Inc., a futures commission merchant.

Nominees for Series B-1 Director

Name and Age	For a Term Expiring:	Background
Jeffrey R. Carter, 38	April 2003	Director since 1999 and a member of CME for more than 11 years. Local trader since 1988.
William G. Salatich, Jr., 49	April 2003	Director since 1997 and a member of CME for more than 25 years. Independent floor broker and trader since 1975.

Nominees for Series B-2 Director

Name and Age	For a Term Expiring:	Background
Yra G. Harris, 47	April 2003	Director since 1997 and a member of CME for more than 23 years. Independent floor trader since 1977.
David J. Wescott, 43	April 2003
Member of CME for more than 20 years. Previously served on our Board from 1988 through 1995. President of the Wescott Group, a sub-clearing firm of First Futures, and an independent trader for more than five years.

Nominees for Series B-3 Director

Name and Age	For a Term Expiring:	Background
J. Michael Crouch, 50	April 2003	Member of CME for more than 16 years. Vice President and Treasurer of Kottke Associates, LLC, a clearing member firm of CME, for more than five years.
Laurence B. Woznicki, 37	April 2003	Member of CME for more than 15 years. Independent trader for more than five years.
Gary M. Katler, 54	April 2003	Director since 1993. Senior Vice President of Fimat USA since November 2000. Previously, Senior Vice President of ING Barings Futures and Options Inc.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information on compensation earned by our Chief Executive Officer and each of the next four most highly compensated executive officers for services rendered during 1998 through 2000.

Summary Compensation Table

						Long-Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
James J. McNulty President and Chief Executive Officer (CEO)	2000 1999 1998	$865,385 0 0	$1,000,000 0 0		$0 0 0	$0 0 0	0 0 0	$0 0 0	$2,100,500 0 0	(1)
Scott Gordon Chairman of the Board of Directors(2)	2000 1999 1998	0 0 0	0 0 0		350,000 350,000 337,500	0 0 0	0 0 0	0 0 0	0 0 0
Scott L. Johnston Managing Director and Chief Information Officer	2000 1999 1998	162,185 0 0	800,000 0 0	(3)	0 0 0	0 0 0	0 0 0	0 0 0	16,904 0 0
Phupinder S. Gill Managing Director and President of the Clearing House Division	2000 1999 1998	416,923 400,000 273,542	200,000 160,000 130,108		0 0 0	0 0 0	0 0 0	0 0 0	101,616 80,914 55,349
Craig S. Donohue Managing Director, Business Development and Corporate/Legal Affairs	2000 1999 1998	249,654 210,622 163,003	350,000 175,000 80,000		0 0 0	0 0 0	0 0 0	0 0 0	67,473 43,938 33,332
Satish Nandapurkar Managing Director, e-Business	2000 1999 1998	195,192 0 0	200,000 0 0	(3)	0 0 0	0 0 0	0 0 0	0 0 0	25,375 0 0

    All Other Compensation:

		401 (k) Contribution	Pension Contribution	Supplemental Plan (4)	SERP Contribution	Total
Mr. McNulty	2000	$8,500	$0	$22,769	$69,231	$100,500
Mr. Gordon	2000	0	0	0	0	0
Mr. Johnston	2000	3,231	0	750	12,923	16,904
Mr. Gill	2000	8,500	10,200	36,762	46,154	101,616
Mr. Donohue	2000	8,500	8,500	16,596	33,877	67,473
Mr. Nandapurkar	2000	8,500	0	1,260	15,615	25,375

(1)
Includes $2.0 million sign-on bonus.

(2)
Mr. Gordon has served as Chairman of the Board of Directors since 1998 and has received an annual stipend, as detailed above, for these services. In addition, he served as our Chief Executive Officer beginning April 1999 until Mr. McNulty began in February 2000.

(3)
Messrs. Johnston and Nandapurkar were guaranteed the bonus identified above pursuant to their respective employment agreements.

(4)
Supplemental Plan includes 401(k) make-whole, pension make-whole, and trading volume bonus make-whole.

Option/SAR Grants in 2000

Option/SAR Grants in Last Fiscal Year

Percent of Total Options/ SARs Granted to Employees in Fiscal Year (%)
		Number of Securities Underlying Options/SARs Granted(#)					Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term (10 Years)**
				Exercise or Base Price ($/Share)		Expiration Date
Name							5%($)		10%($)
James J. McNulty (CEO)	Tranche A*	646,380 Class A 128 Class B*	100%	$ $	18.47 77,389	February 7, 2010	$ $	7,508,143 6,228,587	$ $	19,027,115 15,782,436
	Tranche B*	646,380 Class A 128 Class B*		$ $	27.71 116,058	February 7, 2010	$ $	1,538,384 1,278,283	$ $	13,056,876 10,832,132

*
Mr. McNulty's stock option is divided into two tranches. Each tranche of the option entitles Mr. McNulty to purchase up to 2.5% of all classes and series of outstanding common stock of CME. Within the Class B common stock there are five series of stock. For purposes of this presentation, all series of Class B common stock have been combined. Therefore the exercise price of Class B common stock is the average of all series of stock included in the Class B portion of the option. For more information regarding the terms of Mr. McNulty's stock options, please see the section entitled "Chief Executive Officer Compensation" in the Compensation Committee Report.

**
These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on future performance of our stock. There can be no assurance that the amounts reflected in these columns will be achieved or, if achieved, will exist at the time of any option exercise.

Pension Plans

    We maintain a non-contributory defined benefit cash balance pension plan for eligible employees. To be eligible, an employee must have completed a continuous twelve-month period of employment with us and have reached the age of 21. Effective January 15, 1995, the pension plan was amended to provide for an age-based contribution to a cash balance account, and to include cash bonuses in the definition of considered earnings. Our policy is to fund currently required pension costs. Participants become vested in their accounts after five years of service. An individual pension account is maintained for each plan participant. During employment, each individual pension account is credited with an amount equal to an age-based percentage of that individual's considered earnings plus interest at the one-year U.S. Treasury bill rate. The pension account is portable, and vested balances may be paid out when a participant leaves CME. Alternatively, a participant may elect to receive the balance in the account in the form of one of various monthly annuities. The following is the schedule of the employer contributions based on age:

Age	Employer Contribution Percentage
Under 30	3%
30–34	4
35–39	5
40–44	6
45–49	7
50–54	8
Over 54	9

Change in Control Arrangements

  McNulty Employment Agreement

    In 2000, the Board approved an employment agreement with James J. McNulty, CME's President and Chief Executive Officer, providing severance and other benefits upon a "change of control"

involving CME. A change of control occurs under this agreement if any person acquires more than 50% of the combined voting power of the then outstanding common stock of CME.

    Severance benefits are payable under the agreement if Mr. McNulty's employment is terminated by CME or him for "good reason" during the two-year period following a change in control. Good reason includes a termination of employment by Mr. McNulty for the following reasons: (i) his principal place of business is relocated outside of the Chicago metropolitan area; (ii) CME fails to pay him the agreed-upon compensation or benefits; or (iii) there is a demotion or significant diminution of his responsibilities or authorities under the agreement so as to constitute a constructive termination as defined by Illinois law. CME believes this agreement encourages retention of Mr. McNulty and enables him to focus on managing CME's business, thereby directly aligning management and shareholder interests in the event of a change in control transaction.

    The principal benefits include a payment equal to two times Mr. McNulty's base salary plus one and one-third times the maximum annual incentive bonus that he would have been eligible to receive but for the termination. In addition, all of his stock options vest and become exercisable.

  Omnibus Stock Plan

    CME maintains an Omnibus Stock Plan under which stock based awards may be made to employees of CME. The plan contains a change in control provision. That provision provides that restrictions applicable to awards made under the plan will lapse and that holders of those awards will either be entitled to receive shares of an acquiring entity or to receive cash equivalent to the difference between the value of the Class A shares represented by the award and the consideration required to be paid under the award, if any, to acquire those shares in the event of a change in control of CME as defined in the plan. A change of control generally occurs under the plan if:

  •
  any person acquires more than 50% of the then outstanding Class A shares or more than 50% of the combined voting power of the then outstanding shares of common stock of CME;

  •
  individuals who currently comprise the Board, including any person becoming a director who was nominated by those persons, cease to constitute at least a majority of the Board of CME;

  •
  a reorganization, merger, consolidation, or sale of all or substantially all of the assets under circumstances where either (i) there is a change in ownership of more than 50% of the then outstanding Class A shares or more than 50% of the combined voting power of the then outstanding shares of common stock of CME or (ii) individuals who currently comprise the Board, including any person becoming a director who was nominated by those persons, cease to constitute at least a majority of the Board of CME; or

  •
  shareholders of CME approve its complete liquidation or dissolution.

Employment Agreements

    CME has an employment agreement with James J. McNulty providing for his employment as President and Chief Executive Officer. This agreement is described in the section entitled "Chief Executive Officer Compensation" in the Compensation Committee Report below and in the section entitled "McNulty Employment Agreement" under "Change in Control Arrangements" above.

    CME also has employment agreements with each of Scott L. Johnston, Phupinder S. Gill and Satish Nandapurkar providing for their employment as executives of CME. Mr. Johnston's agreement has a term of one year ending April 2001. Mr. Gill's agreement has a term of two years ending August 2001. Mr. Nandapurkar's agreement has a term of two years ending March 2002.

    Messrs. Johnston's and Nandapurkar's agreements provide for annual base salaries of $250,000 and guaranteed bonuses for their first year of employment in the amounts of $800,000 and $200,000,

respectively. Mr. Gill's agreement provides that annual increases to his base salary are to be determined by CME in accordance with its compensation policies and practices. The executives are also entitled to participate in a discretionary bonus program and in other benefit plans available generally to CME employees and officers.

    CME may terminate an agreement in the event of the executive's death or disability and also may terminate it for cause. The executive may terminate the agreement at any time and for any reason upon at least 60 days' written notice.

Compensation Committee Report

    The Compensation Committee consists of five non-employee directors. The committee oversees the compensation and benefits of CME's employees with a special focus on executive compensation.

    The Committee applies a consistent philosophy to compensation for all employees. This philosophy is based on the premise that the achievements of CME result from the coordinated efforts of all employees working toward CME business objectives. When reviewing the recommendations of management, the Committee considers:

  •
  alignment between employee rewards, shareholder interests and CME objectives;

  •
  ability to attract and retain talented employees;

  •
  balance between rewarding short- and long-term performance; and

  •
  competitiveness in the marketplace and internal equity.

    Each year, the Committee reviews management's recommendations for new staff officers; compensation and benefit plan modifications and the funding of those plans. The Committee approves the annual total cash compensation of the CEO and each Managing Director. Once approved, base salary adjustments and bonus awards are paid in January.

    During 2000, the Committee conducted several meetings on executive compensation. There are two primary forms of executive compensation, annual total cash compensation and long-term equity compensation, each of which is described in greater detail below.

  Annual Total Cash Compensation

    Annual total cash compensation includes base salary and bonus awards within the year. Management strives to have base salary reflect the market value of an individual's level of responsibilities, competencies and contributions. Annual bonuses reflect the performance of the company, group performance and individual performance. The impact made on meeting or exceeding the goals of CME's business plan is a key consideration.

  Long-Term Equity Compensation

    The goal of long-term, equity-based compensation is to align the interest of CME employees with shareholder interests and to balance short- and long-term rewards. The committee approves the design of equity-based programs and the related awards.

    The Omnibus Stock Plan provides for the grant of stock options and restricted or unrestricted common stock of CME to plan participants.

  Chief Executive Officer Compensation

    CME entered into an employment agreement with James J. McNulty to serve as its President and Chief Executive Officer through December 31, 2003, subject to renewal by mutual agreement of the parties. Under the agreement, Mr. McNulty will receive an annual base salary of $1 million. He also is entitled to an annual incentive bonus based upon the achievement of goals set by the Board of Directors. This bonus may not exceed the lesser of $1.5 million or 10% of CME's net income. The agreement provides for reimbursement of business expenses, perquisites and legal fees associated with the negotiation of the employment agreement. Mr. McNulty is eligible to participate in other benefit plans available generally to senior officers of CME. As partial compensation for actual compensation, benefits and programs that Mr. McNulty was, or was reasonably expected to become, entitled to receive from his previous employer, he received a lump-sum payment of $2 million.

    Under the agreement, Mr. McNulty also has been granted a non-transferable non-qualified stock option, which is designed to reward him for increasing the value of CME. The option entitles him to purchase from CME two "baskets" of CME stock. Each basket is composed of 2.5% of the outstanding shares of CME. The baskets have aggregate exercise prices of 2.5% and 3.75%, respectively, of the value of CME on the date of commencement of Mr. McNulty's employment. The option will expire in 10 years. The option vests 40% after the first year of employment and 20% on each of the succeeding three anniversary dates of his employment, subject to acceleration in the event of Mr. McNulty's termination without cause or forfeiture in the event of his termination for cause. The option remains exercisable in full for its remaining term following (i) a termination by CME of the employment agreement without cause or due to Mr. McNulty's disability; (ii) a termination of the employment agreement by Mr. McNulty, where CME has in effect terminated his employment by moving CME outside metropolitan Chicago, demoting him, significantly reducing his responsibilities or failing to pay him the agreed compensation and benefits under the agreement; or (iii) upon the expiration of the original term of the employment agreement.

    The agreement may be terminated by CME due to Mr. McNulty's death or disability, or for cause on 30 days written notice or without cause on 90 days written notice. In addition, Mr. McNulty may terminate the agreement at any time after one year upon 90 days written notice. He also may terminate the agreement for "good reason" if CME's principal place of business is relocated outside of the Chicago metropolitan area; CME fails, after notice, to pay the agreed-upon compensation or benefits; or CME fails, after notice, to rectify a situation in which he is, in effect, terminated due to a demotion or a significant reduction of his responsibilities. The agreement provides that, in the event of a termination without cause by CME, Mr. McNulty shall be entitled to receive his base salary for the remainder of the original term plus one-third of the maximum annual incentive bonus. If Mr. McNulty's employment is terminated because of his death or disability, he or his beneficiary will continue to receive the base salary for six months following that termination. In the event of his death, his option will vest and be paid in cash. CME purchased key man life insurance to assist in funding payments that would be required in the event of Mr. McNulty's death.

    The agreement also provides that, if within two years of a "change in control" of CME, Mr. McNulty is terminated by CME or he terminates the agreement as a result of the occurrence of one of the matters described previously as "good reason," he shall be entitled to two times his base salary plus one and one-third times the maximum incentive bonus for which he would have been eligible, provided that the severance payments do not exceed $8 million. The payment would be subject to reduction to the extent that it would otherwise result in the payment of tax under Section 4999 of the Internal Revenue Code. Any unvested portion of his option would immediately vest and become exercisable for a one- or three-year period, depending upon whether the option securities are registered under the Securities Exchange Act of 1934.

  Limit on Tax-Deductible Compensation

    Section 162(m) of the Internal Revenue Code limits the amount some companies may deduct for executive compensation in excess of $1 million per employee, unless it is performance-based. CME will be subject to this limitation effective April 2002. The Committee continues to emphasize performance-

based compensation for executives, and this is expected to minimize the effect of Section 162(m). However, the Committee believes its primary responsibility is to provide a compensation program that attracts, retains and rewards the executive talent that is necessary to CME's success. Consequently, in any year, the Committee may authorize compensation in excess of $1 million that is not performance-based. The Committee recognizes that the loss of a tax deduction may be unavoidable in these circumstances.

                      The Compensation Committee—Fiscal 2000

                      Verne Sedlacek, Chairman
                      Terrence A. Duffy
                      Scott Gordon
                      Robert L. Haworth
                      David M. Pryde

Compensation Committee Interlocks and Insider Participation

    None of the members of the Compensation Committee were executive officers or employees of CME or had any relationship with CME requiring disclosure under SEC regulations.

Directors' Compensation and Benefits

    Each director receives an annual fee of $20,000, plus a meeting attendance fee of $1,000 for each regular meeting of the Board that he or she attends, excluding special administrative meetings. Directors also receive reimbursement of expenses for travel to Board meetings.

    The Chairman of the Board, Mr. Gordon, receives an annual stipend of $350,000, plus reimbursement of other Board-related expenses. The four additional Board officers, Messrs. Duffy, Oliff, Gepsman and Haworth, each receive an annual stipend of $50,000 and a meeting attendance fee of $1,000 for each regular meeting of the Board that they attend, plus reimbursement of other Board-related expenses. The Chairman Emeritus and Senior Policy Advisor, Mr. Melamed, and the Special Policy Advisor, Mr. Sandner, each receive an annual stipend of $200,000, plus reimbursement of other Board-related expenses.

    The Board determines stipends and fees annually.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information as to shares of CME common stock beneficially owned by each director and nominee for director, by each executive officer named in the Summary Compensation Table below, and by all executive officers and directors of CME as a group. Unless otherwise indicated in the footnotes below the table, all shares are directly owned as of February 26, 2001.

Beneficial Ownership Table

							Total Equity Expressed in Equivalent Class A Shares(2)
			Class B Shares
								Percent of Total Equity
Name of Beneficial Owner(1)	Class A Shares	Percent of Class				Percent of Class
			Number	Series
H. Jack Bouroudjian	5,400	*	1	B-3		*	6,000	*
Timothy R. Brennan	21,600	*	1 1 2	B-1 B-3 B-5		*	24,020	*
Jeffrey R. Carter	21,600	*	1 1	B-1 B-3		*	24,000	*
John W. Croghan	16,200	*	1	B-1		*	18,000	*
J. Michael Crouch	32,400	*	1 1 1 1	B-1 B-2 B-3 B-4	(3)	*	36,100	*
Terrence A. Duffy	16,200	*	1 1	B-1 B-4		*	18,100	*

*
Less than one percent.

(1)
The address for all persons listed in the table is Chicago Mercantile Exchange Inc., 30 South Wacker Drive, Chicago, Illinois 60606.

(2)
Class A equivalent shares are based on the number of Class A shares and the number of Class A shares that each series of Class B shares owned is considered to represent.

(3)
Mr. Crouch has voting power over one Series B-1 share, one Series B-2 share, one Series B-3 share and one Series B-4 share, which are owned by Kottke Associates, LLC.

							Total Equity Expressed in Equivalent Class A Shares(2)
			Class B Shares
								Percent of Total Equity
Name of Beneficial Owner(1)	Class A Shares	Percent of Class				Percent of Class
			Number	Series
Martin J. Gepsman	5,400	*	1 6	B-3 B-5		*	6,060	*
Daniel R. Glickman	0						0
Scott Gordon	75,600	*	2 3 2 1	B-1 B-2 B-3 B-4	(4)	*	84,100	*
Yra G. Harris	27,000	*	2 1	B-2 B-3		*	30,000	*
Robert L. Haworth	16,200	*	1 1	B-1 B-4		*	18,100	*
Leslie Henner Burns	32,400	*	2 2	B-1 B-5		*	36,020	*
Bruce F. Johnson	16,200	*	1 1	B-1 B-4		*	18,100	*
Gary M. Katler	5,400	*	1	B-3	(5)	*	6,000	*
Paul Kimball	0						0
John W. Lacey	0						0
Patrick Lynch	10,800	*	1	B-2		*	12,000	*
Leo Melamed	10,800	*	1	B-2		*	12,000	*
William Miller	0						0
Laurence E. Mollner	0						0
Patrick J. Mulchrone	32,400	*	1 1 1 1	B-1 B-2 B-3 B-4		*	36,100	*
John D. Newhouse	37,800	*	3 1	B-2 B-3		*	42,000	*
James E. Oliff	10,800	*	1	B-2		*	12,000	*
Ward Parkinson	0						0
Mark G. Papadopoulos	0		2	B-4		*	200	*
Robert J. Prosi	21,600	*	1 1	B-1 B-3	(6)	*	24,000	*
David M. Pryde	0						0
Irwin Rosen	21,600	*	1 1	B-1 B-3	(7)	*	24,000	*

*
Less than one percent.

(1)
The address for all persons listed in the table is Chicago Mercantile Exchange Inc., 30 South Wacker Drive, Chicago, Illinois 60606.

(2)
Class A equivalent shares are based on the number of Class A shares and the number of Class A shares that each series of Class B shares owned is considered to represent.

(4)
One Series B-2 share is held in a trust over which Mr. Gordon has investment and voting power. He also has voting power over two Series B-1 shares, two Series B-2 shares, two Series B-3 shares and one Series B-4 share, which are owned by Tokyo-Mitsubishi Futures (USA), Inc.

(5)
Mr. Katler has voting power over one Series B-3 share, which is owned by Fimat USA.

(6)
Mr. Prosi individually owns a Series B-3 share. He has voting power over one Series B-1 share, which is owned by Futuresinet.

(7)
Mr. Rosen's shares are held in a trust over which he has investment and voting power.

				Class B Shares				Total Equity Expressed in Equivalent Class A Shares(2)
Name of Beneficial Owner(1)	Class A Shares		Percent of Class				Percent of Class		Percent of Total Equity
				Number	Series
William G. Salatich, Jr.	16,200		*	1 2	B-1 B-5		*	18,020	*
John F. Sandner	91,800		*	3 2 4 1 4	B-1 B-2 B-3 B-4 B-5		*	102,140	*
Myron Scholes	0							0
Verne Sedlacek	0							0
Leon C. Shender	5,400		*	1	B-3		*	6,000	*
William R. Shepard	32,400		*	1 1 1 5	B-1 B-2 B-3 B-5		*	36,050	*
Howard J. Siegel	37,800		*	2 1	B-1 B-3		*	42,000	*
David I. Silverman	10,800		*	1	B-2		*	12,000	*
Jeffrey L. Silverman	21,600		*	1 1 2	B-1 B-3 B-5	(8)	*	24,020	*
Paul Simon	0							0
David J. Wescott	10,800		*	1	B-2		*	12,000	*
Laurence B. Woznicki	21,600		*	1 1 2	B-1 B-3 B-5		*	24,020	*
Craig S. Donohue	0							0
Phupinder Gill	0							0
Scott L. Johnston	0							0
Satish Nandapurkar	0							0
James J. McNulty	517,104	(9)	1.96%	13 16 26 5 43	B-1 B-2 B-3 B-4 B-5	(9) (9) (9) (9) (9)	1.96% 1.96% 1.96% 1.59% 2.70%	575,494	1.96%
Directors and Executive Officers as a group	1,202,904		4.56%	36 34 48 14 68	B-1 B-2 B-3 B-4 B-5		5.64% 4.10% 3.66% 4.40% 4.30%	1,338,644	4.56%

*
Less than one percent.

(1)
The address for all persons listed in the table is Chicago Mercantile Exchange Inc., 30 South Wacker Drive, Chicago, Illinois 60606.

(2)
Class A equivalent shares are based on the number of Class A shares and the number of Class A shares that each series of Class B shares owned is considered to represent.

(8)
Mr. Silverman's spouse owns one Series B-3 share.

(9)
Represents shares that Mr. McNulty could acquire if he exercised the vested portion of an option he received in February 2000. The terms of the option are described under "Chief Executive Officer Compensation" in the Compensation Committee Report below. As of February 26, 2001, he had not exercised the option.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    UBS Warburg LLC has provided financial advisory services to CME. Prior to becoming President and Chief Executive Officer of CME, Mr. McNulty was an executive at Warburg Dillon Read, predecessor of UBS Warburg LLC.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Financial Statements and Financial Statement Schedules

         (i) Financial Statements

          The Consolidated Financial Statements listed below are contained in Exhibit 99.3.

        (ii) Financial Statement Schedules

          Schedule II—Valuation and Qualifying Accounts

          This Schedule is contained in Exhibit 99.4 to this Annual Report on Form 10-K.

          All other financial statement schedules have been omitted, since the information is not required or because the required information is included in the consolidated financial statements or the notes thereto.

  (b)
  Reports on Form 8-K

      The registrant filed a Current Report on Form 8-K/A dated November 13, 2000 reporting the completion of the transactions associated with its demutualization. That Current Report, as amended, contained the following financial statements:

         (i) The following financial statements of Old CME were incorporated therein by reference to pages F-1 through F-17 of CME's Registration Statement on Form S-4 (Registration Number 333-95561):

      (1)
      Report of Independent Auditors

      (2)
      Consolidated balance sheets as of December 31, 1999 and December 31, 1998

      (3)
      Consolidated statements of income for the years ended December 31, 1999, 1998 and 1997

      (4)
      Consolidated statements of cash flows for the years ended December 1999, 1998 and 1997

      (5)
      Notes to consolidated financial statements

        (ii) Unauditied financial statements of Old CME as of September 30, 2000 and for the nine months ended September 30, 2000 and 1999;

        (iii) Pro forma financial information for CME as of, and for the year ended, December 31, 1999 was incorporated by reference to the information appearing under the heading "UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS" on pages 30 through 32 (inclusive) of CME's Registration Statement on Form S-4 (Registration Number 333-95561); and

        (iv) Pro forma financial statements for CME as of September 30, 2000 and for the nine months then ended.

  (c)
  Exhibits

Exhibit Number	Description of Exhibit
2.1*	Form of Agreement and Plan of Merger dated as of April 1, 2000 between Chicago Mercantile Exchange and CME Transitory Co. (incorporated by reference to Exhibit 2.1 to Form S-4 Registration Statement, File No. 333-95561).
2.2*
Form of Agreement and Plan of Merger dated as of April 1, 2000 between CME Transitory Co. and the Registrant (incorporated by reference to Exhibit 2.2 to Form S-4 Registration Statement, File No. 333-95561).
2.3*	Plan of Recapitalization dated as of April 1, 2000 (incorporated by reference to Exhibit 2.3 to Form S-4 Registration Statement, File No. 333-95561).
3.1*	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated November 13, 2000, File No. 333-95561).
3.2
Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A to the Rights Agreement dated as of March 7, 2001 between Chicago Mercantile Exchange Inc. and Mellon Investor Services LLC, which is filed as Exhibit 10.15 to this Annual Report on Form 10-K).
3.3*	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated November 13, 2000, File No. 333-95561).
10.1*	Chicago Mercantile Exchange Omnibus Stock Plan, effective February 7, 2000 (incorporated by reference to Exhibit 10.1 to Form S-4 Registration Statement, File No. 333-95561).
10.2*+
Chicago Mercantile Exchange Senior Management Supplemental Deferred Savings Plan, including First Amendment thereto dated December 14, 1994, Second Amendment thereto dated December 8, 1998 and Administrative Guidelines thereto (incorporated by reference to Exhibit 10.2 to Form S-4 Registration Statement, File No. 333-95561).
10.3*+
Chicago Mercantile Exchange Directors' Deferred Compensation Plan, including First Amendment thereto dated December 8, 1998 (incorporated by reference to Exhibit 10.3 to Form S-4 Registration Statement, File No. 333-95561).

10.4*+
Chicago Mercantile Exchange Supplemental Executive Retirement Plan, including First Amendment thereto dated December 31, 1996, Second Amendment thereto dated January 14, 1998 and Third Amendment thereto dated December 8, 1998 (incorporated by reference to Exhibit 10.4 to Form S-4 Registration Statement, File No. 333-95561).
10.5*+
Chicago Mercantile Exchange Supplemental Executive Retirement Trust, including First Amendment thereto dated September 7, 1993 (incorporated by reference to Exhibit 10.5 to Form S-4 Registration Statement, File No. 333-95561).
10.8*+	Agreement dated February 7, 2000 between Chicago Mercantile Exchange and James J. McNulty (incorporated by reference to Exhibit 10.8 to Form S-4 Registration Statement, File No. 333-95561).
10.9+	Employment Agreement dated as of March 8, 2000 between Chicago Mercantile Exchange and Satish Nandapurkar.
10.10+	Employment Agreement dated as of April 27, 2000 between Chicago Mercantile Exchange and Scott L. Johnston.
10.11*+
Employment Agreement, executed September 8, 1999 between Chicago Mercantile Exchange and Phupinder Gill (incorporated by reference to Exhibit 10.11 to Form S-4 Registration Statement, File No. 333-95561).
10.12*
License Agreement, effective as of September 24, 1997 between Standard & Poor's, a Division of The McGraw-Hill Companies, Inc., and Chicago Mercantile Exchange. (Confidential material appearing in this document was omitted and filed separately with the Securities and Exchange Commission in accordance with the Securities Act of 1933, as amended, and 17 C.F.R. 230.406 and 200.80 promulgated thereunder. Omitted information was replaced with asterisks.) (incorporated by reference to Exhibit 10.13 to Form S-4 Registration Statement, File No. 333-95561).
10.13*
Lease dated as of November 11, 1983 between Chicago Mercantile Exchange Trust (successor to CME Real Estate Co. of Chicago, Illinois) and Chicago Mercantile Exchange, including amendment thereto dated as of December 6, 1989 (incorporated by reference to Exhibit 10.14 to Form S-4 Registration Statement, File No. 333-95561).
10.14*
Lease dated March 31, 1988 between EOP—10 & 30 South Wacker, L.L.C., as beneficiary of a land trust dated October 1, 1997 and known as American National Bank and Trust Company of Chicago Trust No. 123434 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated June 2, 1981 and known as Trust No. 51234) and Chicago Mercantile Exchange relating to 10 South Wacker Drive, including First Amendment thereto dated as of November 1, 1999 (incorporated by reference to Exhibit 10.15 to Form S-4 Registration Statement, File No. 333-95561).

10.15*
Lease dated May 11, 1981 between EOP—10 & 30 South Wacker, L.L.C., as beneficiary of a land trust dated October 1, 1997 and known as American National Bank and Trust Company of Chicago Trust No. 123434-06 (as successor in interest to American National Bank and Trust Company of Chicago, not individually but solely as trustee under Trust Agreement dated March 20, 1980 and known as Trust No. 48268) and Chicago Mercantile Exchange relating to 30 South Wacker Drive, including First Amendment thereto dated as of February 1, 1982, Second Amendment thereto dated as of April 26, 1982, Third Amendment thereto dated as of June 29, 1982, Fourth Amendment thereto dated as of July 28, 1982, Fifth Amendment thereto dated as of October 7, 1982, Sixth Amendment thereto dated as of July 5, 1983, Seventh Amendment thereto dated as of September 19, 1983, Eighth Amendment thereto dated as of October 17, 1983, Ninth Amendment thereto dated as of December 3, 1984, Tenth Amendment thereto dated as of March 16, 1987, Eleventh Amendment thereto dated as of January 1, 1999, Twelfth Amendment thereto dated as of June 30, 1999 (incorporated by reference to Exhibit 10.16 to Form S-4 Registration Statement, File No. 333-95561).
10.16	Rights Agreement dated as of March 7, 2001 between Chicago Mercantile Exchange Inc. and Mellon Investor Services LLC.
21.1	Subsidiaries of the Registrant.
99.1	Selected Financial Data.
99.2	Management's Discussion and Analysis of Financial Condition and Results of Operations.
99.3	Consolidated Financial Statements.
99.4	Schedule II—Valuation and Qualifying Accounts.

*
Incorporated by reference.

+
Management contract or compensatory arrangement.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 29th day of March, 2001.

CHICAGO MERCANTILE EXCHANGE INC.
By:	/s/ JAMES J. MCNULTY James J. McNulty President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March, 2001.

Signature	Title

/s/ SCOTT GORDON Scott Gordon	Chairman of the Board and Director
/s/ JAMES J. MCNULTY James J. McNulty	President and Chief Executive Officer (Chief Executive Officer)
/s/ DAVID G. GOMACH David G. Gomach	Managing Director and Chief Financial Officer (Principal Financial Officer)
/s/ NANCY W. GOBLE Nancy W. Goble	Director and Controller (Principal Accounting Officer)
/s/ H. JACK BOUROUDJIAN H. Jack Bouroudjian	Director
/s/ TIMOTHY R. BRENNAN Timothy R. Brennan	Director
/s/ LESLIE HENNER BURNS Leslie Henner Burns	Director

/s/ JEFFREY R. CARTER Jeffrey R. Carter	Director
/s/ TERRENCE A. DUFFY Terrence A. Duffy	Director
/s/ MARTIN J. GEPSMAN Martin J. Gepsman	Director
Yra G. Harris	Director
/s/ ROBERT L. HAWORTH Robert L. Haworth	Director
/s/ BRUCE F. JOHNSON Bruce F. Johnson	Director
/s/ GARY M. KATLER Gary M. Katler	Director
/s/ PAUL KIMBALL Paul Kimball	Director
/s/ JOHN W. LACEY John W. Lacey	Director
/s/ PATRICK B. LYNCH Patrick B. Lynch	Director
Leo Melamed	Director

/s/ WILLIAM P. MILLER II William P. Miller II	Director
Laurence E. Mollner	Director
Patrick J. Mulchrone	Director
/s/ JOHN NEWHOUSE John Newhouse	Director
/s/ JAMES E. OLIFF James E. Oliff	Director
/s/ MARK G. PAPADOPOULOS Mark G. Papadopoulos	Director
/s/ WARD PARKINSON Ward Parkinson	Director
/s/ ROBERT J. PROSI Robert J. Prosi	Director
/s/ DAVID M. PRYDE David M. Pryde	Director
/s/ IRWIN ROSEN Irwin Rosen	Director
/s/ WILLIAM G. SALATICH, JR. William G. Salatich, Jr.	Director

/s/ JOHN F. SANDNER John F. Sandner	Director
/s/ MYRON S. SCHOLES Myron S. Scholes	Director
Verne O. Sedlacek	Director
/s/ LEON C. SHENDER Leon C. Shender	Director
/s/ WILLIAM R. SHEPARD William R. Shepard	Director
/s/ HOWARD J. SIEGEL Howard J. Siegel	Director
/s/ DAVID I. SILVERMAN David I. Silverman	Director
/s/ JEFFREY L. SILVERMAN Jeffrey L. Silverman	Director
/s/ PAUL SIMON Paul Simon	Director

QuickLinks

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K