Form 10-Q
period 2001-03-31
CHICAGO MERCANTILE EXCHANGE INC
filed 2001-05-15
CIK 1103945

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

—OR—

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-32645

CHICAGO MERCANTILE EXCHANGE INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4340266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
30 South Wacker Drive, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 930-1000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    The number of shares outstanding of each of the registrant's classes of common stock as of April 19, 2001 was as follows: 25,860,700 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Series B-1, $0.01 par value; 813 shares of Class B common stock, Series B-2, $0.01 par value; 1,287 shares of Class B common stock, Series B-3, $0.01 par value; and 412 shares of Class B common stock, Series B-4, $0.01 par value.

CHICAGO MERCANTILE EXCHANGE INC.

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2001 and December 31, 2000	3
	Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000	4
	Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Three Months Ended March 31, 2001 and 2000	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11
PART II. OTHER INFORMATION:
Item 6.	Exhibits and Reports on Form 8-K	12
Signatures		13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CHICAGO MERCANTILE EXCHANGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$32,624	$30,655
Investments	55,440	44,326
Accounts receivable, net of allowance of $3,583 and $1,700	40,061	27,725
Other current assets	8,399	7,877
Cash performance bonds and security deposits	909,030	156,048

Total current assets	1,045,554	266,631
Property, net of accumulated depreciation and amortization	79,010	80,393
Other assets	36,483	33,619

TOTAL ASSETS	$1,161,047	$380,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,996	$11,096
Other current liabilities	33,131	30,349
Cash performance bonds and security deposits	909,030	156,048

Total current liabilities	959,157	197,493
Long-term debt	5,067	6,063
Other liabilities	12,906	13,416

Total liabilities	977,130	216,972
Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 25,855,200 shares issued and outstanding	259	259
Class B common stock, $0.01 par value, 4,892 shares authorized, 4,578 shares issued and outstanding	—	—
Additional paid-in capital	43,953	43,911
Retained earnings	139,502	119,512
Accumulated unrealized gains (losses) on securities	203	(11)

Total shareholders' equity	183,917	163,671

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,161,047	$380,643

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands)

	Three Months Ended March 31
	2001	2000
REVENUES
Clearing and transaction fees	$70,938	$40,046
Quotation data fees	10,225	9,883
Communication fees	2,256	2,242
Investment income	2,573	2,148
Other operating revenue	6,178	3,270

TOTAL REVENUES	92,170	57,589

EXPENSES
Salaries and benefits	25,101	28,245
Occupancy	5,257	5,022
Professional fees, outside services and licenses	6,018	5,858
Communications and computer and software maintenance	9,988	9,417
Depreciation and amortization	8,888	8,302
Public relations and promotion	581	1,120
Other operating expense	2,990	3,445

TOTAL EXPENSES	58,823	61,409

Income (loss) before limited partners' interest in PMT and income taxes	33,347	(3,820)
Limited partners' interest in earnings of PMT	—	(988)
Income tax (provision) benefit	(13,357)	1,924

NET INCOME (LOSS)	$19,990	$(2,884)

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(dollars in thousands)

	Class A Common Stock	Class B Common Stock	Common Stock and Additional Paid-in Capital
					Unrealized Securities Gains (Losses)
				Retained Earnings		Total Shareholders' Equity
	Shares	Shares	Amount
BALANCE, DECEMBER 31, 2000	25,855,200	4,722	$44,170	$119,512	$(11)	$163,671
Comprehensive income:
Net income				19,990		19,990
Unrealized net gain on securities, net of tax of $144					214	214

Total comprehensive income						20,204
Other: Stock-based compensation			42			42

Conversion of Series B-5 common stock		(144)

BALANCE, MARCH 31, 2001	25,855,200	4,578	$44,212	$139,502	$203	$183,917

BALANCE, DECEMBER 31, 1999	—	—	$43,605	$125,421	$(363)	$168,663
Comprehensive income:
Net loss				(2,884)		(2,884)
Unrealized net loss on securities, net of tax benefit of $7					(11)	(11)

Total comprehensive income						(2,895)
Other: Executive compensation			832			832

BALANCE, MARCH 31, 2000	—	—	$44,437	$122,537	$(374)	$166,600

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$19,990	$(2,884)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Limited partners' interest in earnings of PMT	—	988
Deferred income tax benefit	(83)	(500)
Depreciation and amortization	8,888	8,302
Loss (gain) on sale of investments	(70)	30
Increase (decrease) in allowance for doubtful accounts	1,883	(150)
Decrease (increase) in accounts receivable	(14,219)	(3,343)
Decrease (increase) in other current assets	(522)	2,085
Decrease (increase) in other assets	(5,201)	(5,793)
Increase (decrease) in accounts payable	5,901	(3,761)
Increase (decrease) in other current liabilities	2,746	(8,125)
Increase (decrease) in other liabilities	(511)	1,694
Other adjustments for non-cash items	42	832

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	18,844	(10,625)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, net	(5,227)	(2,687)
Purchases of investments	(30,826)	(11,068)
Proceeds from sales and maturities of investments	20,139	24,077

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(15,914)	10,322

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(961)	(537)

NET CASH USED IN FINANCING ACTIVITIES	(961)	(537)

Net increase (decrease) in cash and cash equivalents	1,969	(840)
Cash and cash equivalents, beginning of period	30,655	14,249

Cash and cash equivalents, end of period	$32,624	$13,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$227	$120

Income taxes paid (refunded)	$15	$(2,824)

Leased asset additions and related obligations	—	—

See accompanying notes to financial statements.

Chicago Mercantile Exchange Inc.

Notes to Condensed Financial Statements

1.  Basis of Presentation

    The accompanying interim financial statements have been prepared by Chicago Mercantile Exchange Inc. (CME) without audit. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of CME as of March 31, 2001 and December 31, 2000, and the results of its operations and cash flows for the periods indicated. The accompanying financial statements should be read in connection with the financial statements and notes thereto of the Chicago Mercantile Exchange Inc. annual report dated December 31, 2000.

2.  Segment Reporting

    The Exchange has two reportable operating segments: Chicago Mercantile Exchange Inc. (CME, a designated contract market and clearing house), and GFX Corporation (GFX, a wholly owned trading subsidiary). A summary by business segment follows (dollars in thousands):

	CME	GFX	Eliminations	Total
Three Months Ended March 31, 2001
Total revenues from external customers	$88,266	$1,331	$—	$89,597
Intersegment revenues	—	—	—	—
Investment income	2,537	36	—	2,573
Depreciation and amortization	8,850	38	—	8,888
Operating income	33,041	306	—	33,347
Total assets	1,160,886	5,606	(5,445)	1,161,047
Purchases of property	5,225	2	—	5,227
Three Months Ended March 31, 2000
Total revenues from external customers	$54,326	$1,115	$—	$55,441
Intersegment revenues	35	300	(335)	—
Investment income	2,071	77	—	2,148
Depreciation and amortization	8,265	37	—	8,302
Operating income (loss)	(3,911)	223	(132)	(3,820)
Total assets	406,230	7,773	(7,811)	406,192
Purchases of property	2,678	9	—	2,687

3.  Performance Bonds and Security Deposits

    Each firm that clears futures and options contracts traded on the Exchange is required to deposit and maintain specified margin in the form of cash, U.S. Government securities or bank letters of credit. These performance bonds are available to meet only the financial obligations of that clearing firm to the Exchange. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets are subject to volatility. See Note 5 of Notes to Consolidated Financial Statements in Exhibit 99.3 to CME's Annual Report on Form 10-K for the year ended December 31, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    Chicago Mercantile Exchange Inc. (CME) operates a derivatives exchange in which market participants may trade contracts designed to manage commodity price or financial risk. That business generates revenues from bundled clearing and transaction fees that are charged for trade execution and from market data fees that are charged for the receipt of information regarding exchange trading activity. Revenues are also generated by communications fees, investment income and other sources. The Exchange business is influenced by economic trends; trade execution abilities and costs; available contracts, or products, enabling customers to manage risks; settlement capabilities; and technological capabilities. CME is also seeking to expand upon its core competencies in trade execution and settlement into areas such as online business-to-business exchanges (B2B) where its transaction processing and settlement capabilities, and related risk management instruments, may add value.

Results of Operations for the Three Months Ended March 31, 2001 and 2000:

    CME's operations for the first three months of 2001 resulted in net income of $20.0 million compared to a net loss of $2.9 million for the same period in 2000. This significant change in operating results was driven by a $34.6 million, or 60.0%, increase in revenue from 2000 to 2001, as well as a $2.6 million reduction in expenses from the first quarter of 2000 to the same time period in 2001.

Revenues

    Total revenue for the three months ended March 31, 2001 was $92.2 million compared to $57.6 million for the three months ended March 31, 2000. Of this increase, $30.9 million, or 89.3%, resulted from additional clearing and GLOBEX®2 transaction fees.

    Clearing and transaction fees increased primarily from record setting volume in the first quarter of 2001 when 92.7 million contracts traded on the Exchange, establishing a record for the highest volume in any calendar quarter. Volume for the first quarter of 2001 represented a 56.3% increase over the same period in 2000. Trading volume on CME's GLOBEX2 electronic trading system was 16.2 million contracts, a 135.5% increase over the 6.9 million contracts traded on GLOBEX2 during the first quarter of 2000. These increased volume levels resulted from customers using CME markets to manage their financial risk in a period of uncertainty over interest rates and volatility in the U.S. equities market. During the first quarter of 2001, the Federal Reserve lowered its Fed funds rate on three occasions, for a total of 1.5%. Volume in CME's Eurodollar contract benefited as the need for risk management became increasingly important, accounting for 65.6% of total Exchange volume in the three months ended March 31, 2001. Uncertainty over the economy and interest rates also resulted in volatility in the equity markets that was reflected in increased trading volume in CME's equity index products. While additional trading volume was responsible for the most significant portion of the increase in transaction fees, a new pricing framework announced in December 2000 that took effect in the first quarter of 2001 resulted in an additional $11.4 million of transaction fee revenue.

    March 2001 was the busiest single volume month ever for CME, with 34.3 million contracts traded—besting the previous record of 31.7 million contracts set in January 2001. Prior to January 2001, the previous monthly volume record was set in September 1998 when 27.8 million contracts traded. CME also established a new all-time daily volume record of 2,245,027 contracts on March 14, 2001, surpassing the previous record established on February 4, 1994. Record daily volume was processed on GLOBEX2 on March 14, 2001 when 423,804 contracts were traded. In addition to setting new records for total trading volume, many individual contracts and product groups established new records during the three months ended March 31, 2001. Most notably, equity index and interest rate products set new monthly records in March 2001 and new exchange-wide open interest records were repeatedly established during the first quarter, reaching a record 11.9 million positions on March 15,

2001. Open interest at March 31, 2001 was 10.4 million positions, an increase of 49.1% over year-ago levels.

    Quotation data and communication fees were $10.2 million and $2.3 million, respectively, for the first quarter of 2001. These amounts were relatively constant from the same period in 2000. Quotation data revenue continued to be adversely impacted in 2001 by the bankruptcy filing in February 2001 of one of CME's larger customers. As a result, a reserve of approximately $0.9 million has been established for the first half of the quarter.

    Investment income for the three months ended March 31, 2001 was $2.6 million, a 19.8% increase from 2000. This is directly related to improved financial performance of the Exchange during the quarter that resulted in additional funds available for investment as well as increased cash performance bonds on deposit with the Exchange that were invested to benefit CME.

    Other operating revenue also increased significantly during the first quarter of 2001 to $6.2 million from $3.3 million in 2000. This 88.9% increase resulted from several factors. The number of access points to GLOBEX2 increased 39.4% from March 31, 2000 to March 31, 2001, resulting in an additional $1.8 million in GLOBEX2 access charges. In addition, trading revenue generated by GFX Corporation, a 100% owned subsidiary of CME, showed an increase, and additional revenue was generated by implementing charges for use of the Trade Order Processing System (TOPS).

Expenses

    Total operating expenses were $58.8 and $61.4 million for the three months ended March 31, 2001 and 2000, respectively. The primary factor contributing to this $2.6 million, or 4.2%, decrease was a $3.1 million decrease in salaries and benefits.

    Salaries and benefits for the first three months of 2000 included approximately $5.2 million of one-time expenses relating to the restructuring of CME management. These expenses included a $2 million sign-on bonus for the new President and CEO hired in February 2000, severance payments to departing executives with employment contracts, and $1.5 million in expense for the stock options granted to the CEO. Prior to demutualization of the Exchange in November 2000, the expense relating to the option granted to the CEO was recognized using variable accounting as prescribed under Accounting Principles Board (APB) Opinion No. 25 and related pronouncements. Since demutualization, fixed accounting treatment has been utilized for a portion of the option. As a result, the expense relating to this option has decreased dramatically in 2001 and totaled less than $100,000 for the quarter ended March 31, 2001. Partially offsetting these reductions was a rise in general compensation levels.

    Occupancy expense rose a modest 4.7%, or $0.2 million, from the first quarter of 2000 to the same period in 2001. This increase is directly related to increased trading volume, as a portion of CME's rent is determined based on volume.

    Professional fees, outside services and licenses totaled $6.0 million for the three months ended March 31, 2001, relatively unchanged from the first quarter of 2000.

    Communications and computer and software maintenance for the first quarter of 2001 totaled $10.0 million compared to $9.4 million for the same period in 2000. Communication expenses are the single largest component of this expense category and are driven largely by the number of GLOBEX2 users and the type of connections they choose. While this expense increased $0.6 million, or 17.4%, from the first quarter of 2000 to the first quarter of 2001, the increase was significantly lower than the increase in the number of access points to GLOBEX2 as a result of efforts to manage these communication expenses.

    Depreciation and amortization expense increased $0.6 million from 2000 to 2001, totaling $8.9 million for the three months ended March 31, 2001. The increase resulted from the effect of equipment and software purchases made late in 2000 as well as amortization on internally developed software completed in the second half of 2000.

    Public relations and promotions expenses were $0.6 million for the first quarter of 2001, approximately half of the $1.1 million incurred during the same period of 2000. The strategy for the timing of advertising expenditures was changed in 2001, resulting in approximately $0.2 million of the decrease when compared to the first quarter of 2000. Also, an incentive program that was in effect in the first quarter of 2000 was terminated. As a result, there was no similar expenditure in 2001.

    Other operating expenses also declined during the three months ended March 31, 2001 when compared to the same period in 2000 and totaled $3.0 and $3.4 million, respectively. Decreases in currency delivery fees and state and local taxes were the primary factors that resulted in the 13.2% decline in these expenses.

    During the three months ended March 31, 2000, the limited partners' interest in the earnings of PMT Limited Partnership was $1.0 million. These interests were purchased by CME on November 13, 2000 as part of the demutualization of the Exchange. Therefore, there was no reduction in earnings during the first quarter of 2001 as a result of the sharing of profits with the limited partners of this entity.

    CME recorded a tax provision of $13.4 million for the quarter ended March 31, 2001 compared to a tax benefit of $1.9 million for the same period in 2000. The effective tax rate was 40.0% and remained constant from 2000 to 2001.

Financial Position:

    Total assets of CME were $1.2 billion at March 31, 2001 compared to $380.6 million at December 31, 2000. This increase of $780.4 million is primarily the result of the $753.0 million increase in cash performance bonds and security deposits generated during this time period and is exactly equal to the increase in the related liability for these items. The investment portfolio of the Exchange rose by $11.1 million, or 25.1%, from December 31, 2000 to March 31, 2001. Operating profits resulted in additional funds to be invested. Accounts receivable also showed a significant increase, rising from $27.7 million at December 31, 2000 to $40.1 million at March 31, 2001. This is directly related to the record trading volume experienced in March 2001 and the resulting transaction fees. Transaction fees are billed to clearing firms at the end of each month, causing the rise in receivables at the end of March 2001. Other assets consist primarily of software purchased and developed for internal use. Significant software purchases completed in the first quarter of 2001 largely caused the $2.9 million increase in other assets.

    Current liabilities totaled $959.2 million at March 31, 2001, an increase of $761.7 million since December 31, 2000. This increase is due to the $753.0 million increase in cash performance bonds and security deposits, coupled with a $5.9 million increase in accounts payable and a $2.8 million increase in other current liabilities. The increase in accounts payable was driven primarily by a rise in share sales at the end of March. Funds received to purchase shares are held by CME for a period of time to settle any possible claims against the seller of the shares. These funds being held, and the liability to disburse them, increased $3.4 million from December 31, 2000 to the end of the first quarter of 2001. The increase in other current liabilities resulted primarily from two factors. First, income taxes payable increased by $13.4 million from year-end 2000 to March 31, 2001 as a result of the operating income experienced in the first quarter. This increase was partially offset by a $7.3 million decrease in bonuses payable resulting from the payment in the first quarter of 2001 of bonuses earned in 2000. Long-term debt was reduced during the three-month period ended March 31, 2001 as a result of scheduled payments. No additional debt was incurred during the period.

    At March 31, 2001 the Exchange had working capital of $86.4 million, an increase of 25.0% when compared to the $69.1 million of working capital at December 31, 2000. The current ratio, when calculated excluding cash performance bonds and security deposits, was 2.7:1 at March 31, 2001 and was unchanged from December 31, 2000.

Liquidity and Capital Resources:

    Net cash provided by operating activities was $18.8 million for the quarter ended March 31, 2001 compared to cash used in operating activities of $10.6 million for the same period in 2000. The $29.4 million increase in cash provided by operating activities is directly linked to the improved operating performance of CME during the first quarter of 2001.

    As discussed previously, the investment portfolio of CME increased during the first quarter of 2001. These purchases, along with property purchases, resulted in a $15.9 million use of cash. Conversely, in the first quarter of 2000, investment sales were used to fund property purchases and provide the cash required to fund operations.

    Overall, CME experienced a $2.0 million increase in cash and cash equivalents during the three months ended March 31, 2001 compared to a $0.8 million decrease in the same period in 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    Interest income from investment securities, temporary cash investments, cash performance bonds and security deposits was $2.6 million in the first quarter of 2001. Realized and unrealized gains (losses) in the investment portfolio totaled $428,000 and ($49,000) in the quarter ended 2001 and 2000, respectively. An increase (decrease) in market interest rates would have a corresponding increase (decrease) on interest income from temporary cash investments, cash performance bonds and security deposits, variable rate investment securities and new purchases of investment securities. An increase (decrease) in market interest rates also would result in an opposite increase (decrease) in the fair value of investment securities held. At March 31, 2001, CME's investment portfolio consisted primarily of U.S. government agency and state and municipal securities, including approximately $7.8 million in variable rate securities. Contractual maturities and interest coupon rates for fixed rate investment securities at March 31, 2001 were as follows (dollars in thousands):

Year	Principal Amount	Interest Rate
2001	$14,100	6.4%
2002	6,270	6.7
2003	5,000	5.0
2004	5,855	6.2
2005	4,695	4.3
2006	9,705	5.5
2007	1,000	7.0

Total	$46,625	5.9%

Derivative Trading Risk

    GFX Corporation, CME's wholly owned trading subsidiary, engages in the purchase and sale of CME foreign currency futures contracts to promote liquidity in CME products and subsequently enters into offsetting transactions using futures contracts or spot foreign currency transactions to limit market risk. Net position limits are established for each trader and currently amount to $6.0 million in aggregate notional value. At March 31, 2001, GFX held futures positions with a notional value of $77.4 million, offset by a similar amount of spot foreign currency positions, resulting in a zero net position. All positions are marked to market through a charge or credit to income on a daily basis. Net trading gains were $1.3 million and $1.1 million for the three months ended March 31, 2001 and 2000, respectively.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:
None.
(b)	Reports on Form 8-K:
Current report on Form 8-K/A dated November 13, 2000, filed January 26, 2001, which included the following financial statements as to the indicated entities for the indicated periods under Item 7:
	(1)	Chicago Mercantile Exchange (an Illinois not-for-profit corporation):
		(i)	Report of Independent Public Accountants
		(ii)	Consolidated balance sheets as of December 31, 1999 and December 31, 1998
		(iii)	Consolidated statements of income for the years ended December 31, 1999, 1998 and 1997
		(iv)	Consolidated statements of members' equity and comprehensive income for the years ended December 31, 1999, 1998 and 1997
		(v)	Consolidated statements of cash flows for the years ended December 1999, 1998 and 1997
		(vi)	Notes to consolidated financial statements
		(vii)	Unaudited financial statements as of September 30, 2000 and for the nine months ended September 30, 2000 and 1999; and
	(2)	Registrant:
		(i)	Pro forma financial information as of December 31, 1999, and for the year ended December 31, 1999; and
		(ii)	Pro forma financial information as of September 30, 2000, and for the nine months then ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE INC. (Registrant)
May 15, 2001 (Date)	By	/s/ DAVID G. GOMACH David G. Gomach Chief Financial Officer

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Condensed Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES