Form 10-Q
period 2001-06-30
CHICAGO MERCANTILE EXCHANGE INC
filed 2001-08-07
CIK 1103945

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                     - OR -

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

The number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2001 was as follows: 25,860,600 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Series B-1, $0.01 par value; 813 shares of Class B common stock, Series B-2, $0.01 par value; 1,287 shares of Class B common stock, Series B-3, $0.01 par value; and 413 shares of Class B common stock, Series B-4, $0.01 par value.

                        CHICAGO MERCANTILE EXCHANGE INC.
                                    FORM 10-Q
                                      INDEX

                                                                                     Page
PART I.   FINANCIAL INFORMATION:

     Item 1.   Financial Statements

               Consolidated Balance Sheets at June 30, 2001
               and December 31, 2000                                                  3

               Consolidated Statements of Income for the Six Months
               and Three Months Ended June 30, 2001 and 2000                          4

               Consolidated Statements of Shareholders' Equity
               and Comprehensive Income for the Six Months Ended
               June 30, 2001 and 2000                                                 5

               Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2001 and 2000                                           6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                              9

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk            19


PART II. OTHER INFORMATION:

     Item 1.   Legal Proceedings                                                     20

     Item 6.   Exhibits and Reports on Form 8-K                                      20

     Signatures                                                                      21

PART 1. FINANCIAL INFORMATION

                CHICAGO MERCANTILE EXCHANGE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                                                   JUNE 30, 2001  DECEMBER 31, 2000
-------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
     Cash and cash equivalents                                                        $   37,862         $   30,655
     Investment of securities lending proceeds (note 2)                                  859,013               --
     Investments                                                                          62,410             44,326
     Accounts receivable, net of allowance of $3,166 and $1,700                           40,267             27,725
     Other current assets                                                                 11,657              7,877
     Cash performance bonds and security deposits (note 3)                             1,406,128            156,048
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   2,417,337            266,631
Property, net of accumulated depreciation and amortization                                74,902             80,393
Other assets                                                                              39,925             33,619
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                          $2,532,164         $  380,643
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                                 $   12,683         $   11,096
     Payable under securities lending agreements (note 2)                                859,013               --
     Other current liabilities                                                            28,978             30,349
     Cash performance bonds and security deposits (note 3)                             1,406,128            156,048
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              2,306,802            197,493
Long-term debt                                                                             4,237              6,063
Other liabilities                                                                         10,569             13,416
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      2,321,608            216,972

Shareholders' Equity:
     Preferred stock, $0.01 par value, 10,000,000 shares authorized,
       none issued and outstanding                                                          --                 --
     Class A common stock, $0.01 par value, 100,000,000 shares authorized,
       25,860,600 and 25,855,200 shares issued and outstanding at June 30,
       2001 and December 31, 2000, respectively                                              259                259
     Class B common stock, $0.01 par value, 4,892 shares authorized, 3,138 and 4,722 shares issued and outstanding at June 30, 2001 and
       December 31, 2000, respectively                                                      --                 --
     Additional paid-in capital                                                           58,436             43,911
     Unearned restricted stock compensation                                               (2,027)              --
     Retained earnings                                                                   153,732            119,512
     Accumulated unrealized gains (losses) on securities                                     156                (11)
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               210,556            163,671
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $2,532,164         $  380,643
===================================================================================================================

                 See accompanying notes to financial statements.

                CHICAGO MERCANTILE EXCHANGE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (in thousands, except share and per share amounts)
                                   (unaudited)

                                                     FOR THE SIX MONTHS ENDED JUNE 30  FOR THE THREE MONTHS ENDED JUNE 30
                                                     --------------------------------  ----------------------------------
                                                            2001              2000              2001              2000
-------------------------------------------------------------------------------------------------------------------------
REVENUES
     Clearing and transaction fees                      $   139,204       $    75,689       $    68,266       $    35,643
     Quotation data fees                                     23,807            18,451            13,582             8,568
     Communication fees                                       4,606             4,645             2,350             2,403
     Investment income, net of securities
       lending expenses of $568 in 2001 (note 2)              5,105             4,384             2,532             2,236
     Other operating revenue                                 14,146             6,748             7,968             3,478
-------------------------------------------------------------------------------------------------------------------------
     TOTAL REVENUES                                         186,868           109,917            94,698            52,328
-------------------------------------------------------------------------------------------------------------------------

EXPENSES
     Salaries and benefits                                   50,206            48,877            25,147            22,153
     Stock-based compensation (note 4)                       12,030             2,478            11,988               957
     Occupancy                                               10,053            10,128             4,796             5,106
     Professional fees, outside services
       and licenses                                          11,556            10,560             5,538             4,702
     Communications and computer and software
       maintenance                                           20,129            20,092            10,141            10,675
     Depreciation and amortization                           18,034            16,596             9,146             8,294
     Public relations and promotion                           1,369             2,062               788               942
     Other operating expense                                  6,621             9,509             3,631             6,064
-------------------------------------------------------------------------------------------------------------------------
     TOTAL EXPENSES                                         129,998           120,302            71,175            58,893
-------------------------------------------------------------------------------------------------------------------------

Income (loss) before limited partners'
     interest in PMT and income taxes                        56,870           (10,385)           23,523            (6,565)

Limited partners' interest in earnings
     of PMT                                                    --              (1,182)             --                (194)

Income tax (provision) benefit                              (22,650)            4,627            (9,293)            2,703
-------------------------------------------------------------------------------------------------------------------------
     NET INCOME (LOSS)                                  $    34,220       $    (6,940)      $    14,230       $    (4,056)
=========================================================================================================================

EARNINGS (LOSS) PER CLASS A EQUIVALENT SHARE:
  (note 5)
     Basic                                              $      1.19       $     (0.24)      $      0.49       $     (0.14)
     Diluted                                            $      1.18              --         $      0.48              --
     Weighted average number of Class A
       equivalent shares outstanding-basic               28,774,700        28,774,700        28,774,700        28,774,700
     Weighted average number of Class A
       equivalent shares outstanding-diluted             29,121,640              --          29,398,336              --

                 See accompanying notes to financial statements.

                CHICAGO MERCANTILE EXCHANGE INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                             (dollars in thousands)
                                   (unaudited)

                                                                                Common
                                                                              Stock and
                                                    Class A       Class B     Additional
                                                     Common        Common       Paid-in        Unearned
                                                     Stock         Stock        Capital       Restricted
                                                   ----------------------------------------     Stock
                                                     Shares        Shares        Amount      Compensation
---------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                         25,855,200       4,722       $44,170      $  --
Comprehensive income:
     Net income
     Change in unrealized net gain on
       securities, net of tax of $111

     Total comprehensive income
     Stock-based compensation                                                    12,265
     Issuance of 110,000 shares of restricted
       Class A common stock                                                       2,260       (2,260)
     Amortization of unearned restricted
       stock compensation                                                                        233
----------------------------------------------------------------------------------------------------------
Conversion of Series B-5 common stock                   5,400      (1,584)
----------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001                             25,860,600       3,138       $58,695      $(2,027)
==========================================================================================================

----------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                               --          --         $43,605      $  --
Comprehensive income:
     Net loss
     Change in unrealized net gain on
       securities, net of tax of $2

     Total comprehensive income
     Stock-based compensation                                                     1,355
----------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                                   --          --         $44,960      $  --
==========================================================================================================

                                                                 Unrealized
                                                                 Securities     Total
                                                   Retained        Gains     Shareholders'
                                                   Earnings       (Losses)     Equity
------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                         $119,512       $ (11)      $163,671
Comprehensive income:
     Net income                                      34,220                     34,220
     Change in unrealized net gain on
       securities, net of tax of $111                               167            167
                                                                              --------
     Total comprehensive income                                                 34,387
     Stock-based compensation                                                   12,265
     Issuance of 110,000 shares of restricted
       Class A common stock                                                          0
     Amortization of unearned restricted
       stock compensation                                                          233
------------------------------------------------------------------------------------------
Conversion of Series B-5 common stock
------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001                             $153,732       $ 156       $210,556
==========================================================================================

------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                         $125,421       $(363)      $168,663
Comprehensive income:
     Net loss                                        (6,940)                    (6,940)
     Change in unrealized net gain on
       securities, net of tax of $2                                   3              3
                                                                              --------
     Total comprehensive income                                                 (6,937)
     Executive compensation                                                      1,355
------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                             $118,481       $(360)      $163,081
==========================================================================================

                 See accompanying notes to financial statements.

                CHICAGO MERCANTILE EXCHANGE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  SIX MONTHS ENDED JUNE 30
                                                                    2001           2000
------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                 $ 34,220       $ (6,940)
Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities:
     Limited partners' interest in earnings of PMT                    --            1,182
     Deferred income tax benefit                                    (4,094)          (500)
     Stock-based compensation                                       12,030          2,478
     Depreciation and amortization                                  18,034         16,596
     Loss (gain) on sale of investments                               (115)            30
     Increase in allowance for doubtful accounts                     1,466             50
     Increase in accounts receivable                               (14,009)        (1,186)
     Decrease (increase) in other current assets                    (3,780)           491
     Increase in other assets                                       (7,084)        (4,847)
     Increase (decrease) in accounts payable                         1,588         (6,796)
     Decrease in other current liabilities                          (1,363)        (1,942)
     Increase (decrease) in other liabilities                       (2,379)          (263)
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 34,514         (1,647)
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, net                                     (7,782)        (5,693)
     Purchases of investments                                      (79,035)       (12,322)
     Proceeds from sales and maturities of investments              61,344         26,007
------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (25,473)         7,992
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments on long-term debt                                     (1,834)        (1,755)
------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                               (1,834)        (1,755)
------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                            7,207          4,590
Cash and cash equivalents, beginning of period                      30,655         14,249
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 37,862       $ 18,839
==========================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid                                                $    341       $    379
==========================================================================================
     Income taxes paid (refunded)                                 $ 30,623       $ (2,558)
==========================================================================================
     Leased asset additions and related obligations               $   --         $    529
==========================================================================================

                 See accompanying notes to financial statements.

                        CHICAGO MERCANTILE EXCHANGE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying interim financial statements have been prepared by Chicago Mercantile Exchange Inc. (CME) without audit. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of CME as of June 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the periods indicated. The accompanying financial statements should be read in connection with the financial statements and notes thereto of the Chicago Mercantile Exchange Inc. annual report dated December 31, 2000. Quarterly results are not necessarily indicative of results for any subsequent period.

2.   SECURITIES LENDING

     CME enters into secured borrowing and lending transactions utilizing a portion of the securities that clearing members have deposited to satisfy their proprietary performance bond requirements. Under this securities lending program CME receives collateral in the form of cash. The cash is then invested on an overnight basis. Securities on loan are marked to market daily and compared to collateral received. At June 30, 2001, the fair value of securities on loan was $848.0 million.

     Securities lending activity began in June, 2001 utilizing only a portion of the securities eligible for lending. The initial securities lending activity utilized some of the securities deposited by one clearing firm, which is a subsidiary of the bank used for executing this securities lending program. Proceeds from securities lending at June 30, 2001 were invested in a money market mutual fund administered by a subsidiary of this same bank.

3.   PERFORMANCE BONDS AND SECURITY DEPOSITS

     Each firm that clears futures and options contracts traded on the exchange is required to deposit and maintain specified performance bonds in the form of cash, U.S. Government securities or bank letters of credit. These performance bonds are available to meet only the financial obligations of that clearing firm to the exchange. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets are subject to volatility. See Note 5 of Notes to Consolidated Financial Statements in Exhibit 99.3 to CME's Annual Report on Form 10-K for the year ended December 31, 2000.

4.   STOCK-BASED COMPENSATION

     On February 7, 2000, CME granted an option to its President and CEO to purchase 5% of the common stock of CME, as represented by an equivalent percentage of all Class A and Class B common stock issued. (See Note 15 of Notes to Consolidated Financial Statements in Exhibit 99.3 to CME's Annual Report on Form 10-K for the year ended December 31, 2000.) CME adopted fixed accounting for the Class A portion of the option under Accounting Principles Board (APB) Opinion No. 25 and related interpretations. CME was required to adopt variable accounting for the portion of the grant related to Class B shares, beginning in the second quarter of 2001. As a result, this expense will fluctuate based on the change in the value of the underlying Class B shares. For the six months ended June 30, 2001, non-cash expense related to the Class A and Class B portion of the option was $0.1 million and $11.7 million, respectively.

     In May 2001, CME granted stock options to various employees under the Omnibus Stock Plan. The options vest over a four-year period with 40% vesting one year after the grant date and 20% vesting on that same date in each of the following three years. The options have a 10-year term. No compensation expense has been recognized on these stock options as the exercise price exceeded the value of the stock at the date of grant. Restricted stock grants were also awarded to certain executives in May 2001 that have the same vesting provisions as the stock options. Expense recognized for restricted stock was $0.2 million for the six months ended June 30, 2001. Fixed accounting treatment has been elected under the provisions of APB Opinion No. 25 and related interpretations for all eligible stock options and awards.

5.   EARNINGS PER SHARE

     Earnings (loss) per share is presented on the basis of equivalent Class A shares by adding the total of all Class B shares outstanding, converted to their equivalent number of Class A shares, to the actual number of Class A shares outstanding. Basic earnings per share, if presented for all classes and series of stock for the six months ended June 30, 2001, would be as follows:

                                   Class A   Basic Earnings Per Share
                                 Equivalent  ------------------------
                                   Shares     Class A        Class B
                                   ------     -------        -------
          Class A                   --        $   1.19           --
          Class B, Series B-1      1,800          --        $2,142.00
          Class B, Series B-2      1,200          --         1,428.00
          Class B, Series B-3        600          --           714.00
          Class B, Series B-4        100          --           119.00

     CME first issued shares on November 13, 2000, the date of demutualization. Calculation of 2000 earnings (loss) per share is presented as if stock issued on November 13, 2000 had been outstanding in these earlier periods. For the three months and six months ended June 30, 2000, diluted earnings per share is not presented since shares issuable for stock options, that would be included as part of the calculation, would have an antidilutive effect on earnings per share.

6.   SEGMENT REPORTING

     The exchange has two reportable operating segments: Chicago Mercantile Exchange (CME, a designated contract market and clearing house), and GFX Corporation (GFX, a wholly owned trading subsidiary). A summary by business segment follows (dollars in thousands):

                                              CME              GFX     Eliminations          Total
----------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2001:
Total revenues from external customers        $  179,172       $ 2,591      $  --         $  181,763
Intersegment revenues                               --            --           --               --
Investment income                                  5,036            69         --              5,105
Depreciation and amortization                     17,956            78         --             18,034
Operating profit (loss)                           56,297           573         --             56,870
Total assets                                   2,531,882         4,043       (3,761)       2,532,164
Capital expenditures                               7,757            25         --              7,782



Six Months Ended June 30, 2000:
Total revenues from external customers        $  102,450       $ 3,083      $  --         $  105,533
Intersegment revenues                                 57           600         (657)            --
Investment income                                  4,272           112         --              4,384
Depreciation and amortization                     16,521            75         --             16,596
Operating profit (loss)                          (10,478)          750         (657)         (10,385)
Total assets                                     704,062         5,422       (6,723)         702,761
Capital expenditures                               5,682            11         --              5,693

Three Months Ended June 30, 2001:
Total revenues from external customers        $   90,906       $ 1,260      $  --         $   92,166
Intersegment revenues                               --            --           --               --
Investment income                                  2,499            33         --              2,532
Depreciation and amortization                      9,106            40         --              9,146
Operating profit (loss)                           23,256           267         --             23,523
Capital expenditures                               2,532            23         --              2,555

Three Months Ended June 30, 2000:
Total revenues from external customers        $   48,124       $ 1,968      $  --         $   50,092
Intersegment revenues                                 22           300         (322)            --
Investment income                                  2,201            35         --              2,236
Depreciation and amortization                      8,256            38         --              8,294
Operating profit (loss)                           (6,770)          527         (322)          (6,565)
Capital expenditures                               3,004             2         --              3,006

Note 7. Subsequent  Event

     In connection with the litigation instituted against CME by Electronic Trading Systems, Inc. in May, 1999 described in Item 3 of CME's Annual Report on Form 10-K for the year-ended December 31, 2000, on June 4, 2001, a hearing was conducted before Judge Barbara M.G. Lynn to interpret the claims of the patent that is the subject of the litigation. On July 24, 2001, Judge Lynn distributed a proposed Claim Construction Order. That proposed order rejects certain arguments that CME and the other defendants had made with respect to the scope of plaintiffs' patent claims and proposes to interpret the patent claims more broadly. If the court's proposed order is adopted as the final order of the court, the broad scope of the claims, as interpreted by the court, may reduce the number of arguments CME has as to non-infringement.

     If the plaintiffs are ultimately successful before the district court, CME may be required to obtain a license to develop, market and use its computer automated trading system; to cease developing, marketing or using that system; or to redesign the system to avoid infringement. As a result, this litigation could have a material adverse affect on CME's business, financial condition and operating results, including the ability to offer electronic trading in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are one of the world's leading exchanges for the trading of futures and options on futures. Our international marketplace brings together buyers and sellers on our trading floors and our GLOBEX(R)2 electronic trading system. We offer market participants the opportunity to trade futures contracts and options on futures primarily in four product areas: interest rates, stock indexes, foreign exchange and commodities.

     Our exchange was organized in 1898 as a not-for-profit membership organization. As a not-for-profit organization, our business strategy and fee structure were designed to provide profit opportunities for our members and non-members. On November 13, 2000, we became the first U.S. financial exchange to become a for-profit corporation by converting membership interests into shares of common stock that can trade separately from exchange trading privileges. On June 26, 2001, CME announced that it would seek shareholder approval to reorganize into a holding company structure. The purpose of the reorganization is to facilitate plans to become a public company and provide business and strategic flexibility.

     On May 14, 2001, CME announced its intention to enter into a joint venture with the Chicago Board Options Exchange and the Chicago Board of Trade to introduce single stock futures. The joint venture will be a for-profit company with its own management and board and will be separately organized as a regulated exchange. CME would have a 45% ownership interest in the entity.

     REVENUES

     Our revenues consist of clearing and transaction fees, quotation data fees, communication fees, investment income and other operating revenue.

     The revenues derived from clearing and transaction fees are determined by three factors: volume, rates and the mix of trades. Our revenues are tied directly to volume and underlying market uncertainty.

     We attempt to mitigate the downside of unpredictable volume swings through various means, such as increasing clearing fees, creating volume incentives, opening access to new markets and further diversifying the range of products we offer. Similar to volume, the rate structure for clearing and transaction fees has a significant impact on revenue. We implemented rate increases in the fourth quarter of 2000 and in the first quarter of 2001, which have positively impacted our revenues. The pricing changes in the first quarter of 2001 retained some of the increases from the fourth quarter of 2000; implemented charges for some services previously provided at no charge, such as order routing; altered the pricing structure for access to GLOBEX2, and reduced certain fees to stimulate activity in targeted areas.

     The mix of trades is determined by a combination of the types of products traded, the method by which trades are executed, and the percentage of transactions executed by members compared to non-members. All transactions are charged a clearing fee that differs by type of contract traded. Additional fees from trades executed through GLOBEX2 and privately negotiated transactions (exchange-for-physical (EFP) and block trade transactions) have become an increasing source of revenue as the percentage of trades executed electronically and the volume of privately negotiated transactions have increased. Finally, the percentage of trades attributed to non-members impacts revenue as higher fees are charged to non-member customers than to members.

     Our second largest source of revenue is quotation data fees, which we receive from the sale of our market data. We have contractual arrangements with more than 160 vendors that act as resellers. These vendors disseminate data to more than 46,000 subscribers, and remit to us the fees related to our market data. In 2000, a lower-priced non-professional service was offered that increased the number of subscribers but negatively impacted revenue as some of our existing customers switched to this lower-priced service. The pricing of quotation data services was increased as part of the pricing changes implemented in the first quarter of 2001.

     Investment income represents earnings from our general investment portfolio as well as income generated by the short-term investment of clearing members' cash performance bonds and security deposits. Investment income has fluctuated with operating results as improved operating results generate additional funds available for investment. Investment income is also impacted by changes in the levels of cash performance bonds deposited by clearing firms, which in turn is a function of the types of collateral deposited for margin requirements, the number of open positions held by clearing members and volatility in our markets. As a result, the amount of cash deposited by clearing firms is subject to significant fluctuation. Also, late in the second quarter of 2001, additional investment income was generated as we began to enter into securities lending transactions utilizing a portion of the securities that clearing members had deposited to satisfy their proprietary performance bond requirements.

     Communication fees consist of charges to members and firms that utilize the various telecommunications networks and services available in our facilities. Revenue from communication fees is dependent on open outcry trading as a significant portion relates to telecommunications on the trading floor. There is a corresponding variable expense associated with providing these services.

     Other revenue is composed of trading revenue generated by GFX, our wholly owned subsidiary that trades in foreign exchange futures contracts to enhance liquidity in our markets for these products, GLOBEX2 access charges and charges for trade routing and various services to members.

     EXPENSES

     Salaries and benefits expense is our most significant expense and includes employee wages, bonuses, related benefits and employer taxes. Changes in this expense are driven by increases in wages as a result of inflation or labor market conditions, the number of employees, rates for employer taxes and price changes affecting benefit plans. Annual bonus payments also vary from year to year and have a significant impact on total salaries and benefits expense.

     Stock-based compensation is a non-cash expense relating to stock options and restricted stock grants. The most significant portion of this expense relates to our CEO's stock option, which was granted in February 2000, for 5% of all classes of our outstanding common stock. The option was treated as a stock appreciation right prior to our demutualization. At the date of demutualization, fixed accounting treatment was adopted for the Class A shares included in this option. Variable accounting treatment has been elected for the Class B shares included in the option beginning in the second quarter of 2001. As a result, this expense will fluctuate based on the change in the value of the associated Class B shares. In the second quarter of 2001, restricted stock grants were awarded to certain employees. This comprises the balance of our stock-based compensation expense.

     Occupancy costs consist primarily of rent, maintenance and utilities for our offices and trading facility. Our office space is primarily in Chicago, although smaller offices are located in Washington, D.C., Europe and Asia. Occupancy costs are relatively stable, although our trading facility rent fluctuates to a limited extent based on open outcry trading volume.

     Professional fees, outside services and licenses expense consists primarily of consulting services provided for major technology initiatives, license fees paid as a result of trading volume in equity index products, and legal and accounting fees. This expense fluctuates primarily as a result of changes in requirements for consultants to complete technology initiatives, equity index product trading volume changes that impact license fees, and other major undertakings by us, such as our demutualization, that require the use of professional services.

     Communications and computer and software maintenance expense consists primarily of costs for network connections with our GLOBEX2 customers and for maintenance of the hardware and software required to support our technology, telecommunications costs of our exchange and fees for access to market data. This expense is primarily impacted by changes in communication costs for electronic trading. Our communications costs are driven by the number of transactions processed, not the volume of contracts traded. We currently process electronically approximately 70% of total transactions and 19% of total contracts traded.

     Depreciation and amortization expense results from the depreciation of fixed assets purchased, as well as amortization of purchased and internally developed software.

     Public relations and promotion expense consists primarily of media, print and other advertising expenses, as well as product promotion expenses incurred to promote our services and introduce new products. Also included are seminar, conference and convention expenses incurred for attending trade shows.

     Other operating expense consists primarily of travel, staff training, fees incurred in providing product delivery services to customers, stipends for the board of directors, interest for equipment purchased under capital leases, meals and entertainment, fees for our credit facility and various state and local taxes. Other operating expense fluctuates, in part, due to changes in demand for certain delivery services and decisions regarding the manner in which to purchase capital equipment. Certain expenses, such as those for travel and entertainment, are more discretionary in nature and can fluctuate from year to year as a result of management decisions.

     Overall, with the exception of license fees paid for our equity contracts traded and a component of our trading facility rent that is related to trading volume, expenses do not change substantially with changes in trading volume.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

     OVERVIEW

     Our operations for the six months ended June 30, 2001 resulted in net income of $34.2 million compared to a net loss of $6.9 million for the six months ended June 30, 2000. Our improved operating results were driven by a $77.0 million, or 70.0%, increase in revenues that was partially offset by a $9.7 million, or 8.1%, increase in expenses in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Excluding stock-based compensation, a non-cash expense of $12.0 million and $2.5 million for the six months ended June 30, 2001 and 2000, respectively, total expenses increased $0.1 million, or 0.1%, in the first half of 2001 compared to the first half of 2000.

     During the first half of 2001, the U.S. Federal Reserve Board lowered the Fed funds rate on six occasions, resulting in a total reduction of 2.75%. Volume in our Eurodollar contracts benefited from two factors, the increased need for risk management instruments resulting from the interest rate volatility and our Eurodollar contract having become a benchmark for the industry. In addition, opening access to our electronic trading system and improved performance of that system, coupled with uncertainty over the economy and interest rates, resulted in increased trading volume in our equity index products.

     REVENUES

     Total revenues increased $77.0 million, or 70.0%, from $109.9 million for the six months ended June 30, 2000 to $186.9 million for the six months ended June 30, 2001. The increase in revenues is primarily attributable to a 59.1% increase in total trading volume. In the first half of 2001, record levels of electronic trading resulted in total GLOBEX2 volume of 36.0 million contracts, representing 18.8% of total trading volume, and an increase of 143.3% compared to the first half of 2000. In addition, a new pricing framework announced in December 2000 that took effect in the first quarter of 2001 generated additional revenue.

     CLEARING AND TRANSACTION FEES. Clearing and transaction fees and other volume-related charges increased $63.5 million, or 83.9%, from $75.7 million for the six months ended June 30, 2000 to $139.2 million for the six months ended June 30, 2001. Total trading volume increased 59.1%, from 120.2 million contracts for the six months ended June 30, 2000 to 191.1 million contracts for the six months ended June 30, 2001. This growth in total volume was compounded by additional GLOBEX2 transaction fees resulting from an increase in electronic trading volume of 21.2 million contracts from the same period in 2000. In addition to increased volume, revenue was favorably impacted by the change to our pricing structure that was implemented in the first quarter of 2001.

     The following table shows the average daily trading volume in our four product areas and the portion that is traded electronically through the GLOBEX2 system:

                                         SIX MONTHS ENDED JUNE 30,
                                         -------------------------       PERCENTAGE
            PRODUCT AREA                    2001            2000          INCREASE
----------------------------------------------------------------------------------------
     Interest Rate                       1,011,721         589,944          71.5%
     Equity                                396,208         248,043          59.7
     Foreign Exchange                       85,687          82,689           3.6
     Commodity                              35,479          32,936           7.7
                                         ---------         -------         -----
     Total Volume                        1,529,095         953,612          60.3

     GLOBEX2 Volume                        288,167         117,504         145.2
     GLOBEX2 Volume as a
       Percent of Total Volume                18.8%           12.3%

     While we experienced increased volume in all products, the most significant increases were experienced in interest rate and equity products. Interest rate and equity volume in the first half of 2001 reflects continued growth in our Eurodollar and E-mini equity index products resulting primarily from increased access to our electronic trading platform and volume discounts to stimulate activity in a time of volatility in interest rates and the U.S. equities markets.


     QUOTATION DATA FEES. Quotation data fees increased $5.3 million, or 29.0%, from $18.5 million for the six months ended June 30, 2000 to $23.8 million for the six months ended June 30, 2001. Effective March 1, 2001, we implemented a fee increase for professional subscribers. In addition, while we maintained our non-professional market data offering, the service was changed from real-time streaming to one-minute snapshots of market data. This resulted in some of our subscribers converting to the higher-priced professional service. Partially offsetting the effect of the pricing change was the adverse revenue impact created by the bankruptcy filing in February 2001 of one of our larger vendors. As a result, we increased our reserve by approximately $0.5 million during the first half of 2001.

     COMMUNICATION FEES. Communication fees were $4.6 million for the six months ended June 30, 2001. These amounts were relatively constant from the same period in 2000.

     INVESTMENT INCOME. Investment income increased $0.7 million, or 16.4%, from $4.4 million for the six months ended June 30, 2000 to $5.1 million for the six months ended June 30, 2001. This increase was directly related to our improved financial performance during the first half of 2001 that resulted in additional funds available for investment as well as increased cash performance bonds deposited by clearing firms. Also, a securities lending program was implemented late in the second quarter of 2001 and provided additional investment income. Our securities lending activity is limited to a portion of the securities that members deposit to satisfy their proprietary performance bond requirements.

     OTHER OPERATING REVENUE. Other operating revenue increased $7.4 million, or 109.6%, from $6.7 million for the six months ended June 30, 2000 to $14.1 million for the six months ended June 30, 2001. The majority of this increase, or $4.3 million, is attributable to increased revenue for access to GLOBEX2. In addition to an increase in the number of individuals and sites utilizing GLOBEX2, our comprehensive pricing changes included a number of changes in fees charged for access to GLOBEX2 and expansion of the number of access choices. The same comprehensive pricing changes resulted in additional revenue for floor access charges, booth rental on our trading floor and order routing services. Revenue generated by fees associated with managing our Interest Earning Facility (IEF(R)) increased by $0.9 million, to $1.3 million for the six months ended June 30, 2001 compared to $0.4 million in the same period in 2000. Fees earned are directly related to amounts deposited in the IEF. Finally, sales of our SPAN(R) software have increased by $0.4 million in the first six months of 2001 compared to the first six months of 2000. In the first half of 2001, a substantial portion of this revenue represented one transaction to license the software to another exchange.

     EXPENSES

     Total operating expenses increased $9.7 million, or 8.1%, from $120.3 million for the six months ended June 30, 2000 to $130.0 million for the six months ended June 30, 2001. This increase was primarily attributable to the increase in stock-based compensation expense recognized in the second quarter of 2001.

     SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense increased $1.3 million, or 2.7%, from $48.9 million for the six months ended June 30, 2000 to $50.2 million for the six months ended June 30, 2001. Included in this expense for the first half of 2000 was $4.0 million of one-time expenses relating to the restructuring of management that included a sign-on bonus for our new President and CEO hired in February 2000 and expenses related to severance payments to departing executives with employment contracts. Excluding these one-time charges, salaries and benefits increased $5.3 million, or 11.9%, in the first half of 2001, as a result of an increase in employee bonus expense, greater pension expense and an overall increase in compensation levels, coupled with the related employment taxes and employee benefits costs.

     STOCK-BASED COMPENSATION EXPENSE. Stock-based compensation expense increased $9.5 million from $2.5 million for the six months ended June 30, 2000 to $12.0 million for the six months ended June 30, 2001. This increase was primarily the result of the increase in value of the Class B shares included in the stock option granted to our CEO in 2000. The Class B portion of the option represented $11.7 million of our stock-based compensation expense in the first half of 2001. Prior to our demutualization in November 2000, the expense relating to this option was recognized as a stock appreciation right using variable accounting as prescribed under Accounting Principles Board (APB) Opinion No. 25 and related pronouncements. Since demutualization, fixed accounting treatment has been adopted for the Class A shares included in the option. However, beginning in the second quarter of 2001, variable accounting has been required for the Class B shares.

     OCCUPANCY EXPENSE. Occupancy expense was constant at $10.1 million for the six months ended June 30, 2000 and 2001. This is primarily the result of a one-time reduction in operating expenses relating to our office space in 2001 that was offset by an increase in rent expense related to our trading floor, as a portion of this rent is directly related to increased open outcry trading volume.

     PROFESSIONAL FEES, OUTSIDE SERVICES AND LICENSES EXPENSE. Professional fees, outside services and licenses increased $1.0 million, or 9.4%, from $10.6 million for the six months ended June 30, 2000 to $11.6 million for the six months ended June 30, 2001. This increase is primarily due to a $1.1 million increase in professional fees related to major technology initiatives and a $0.5 million increase in license fees resulting from increased equity index product trading volume, offset in part by a $0.9 million decrease in legal costs and professional fees.

     COMMUNICATIONS AND COMPUTER AND SOFTWARE MAINTENANCE EXPENSE. Communications and computer and software maintenance expense remained constant at $20.1 million for the six months ended June 30, 2000 and June 30, 2001. Communication expenses related to GLOBEX2 connections increased $0.7 million due to the increased number of customers utilizing our electronic trading platform. Offsetting this increase was a reduction in software maintenance expense as a result of contract re-negotiation efforts.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $1.4 million, or 8.7%, from $16.6 million for the six months ended June 30, 2000 to $18.0 million for the six months ended June 30, 2001. This increase was primarily attributable to depreciation of the cost of equipment and software purchased in late 2000 as well as amortization on internally developed software completed in the second half of 2000 and the first half of 2001.

     PUBLIC RELATIONS AND PROMOTIONS EXPENSE. Public relations and promotions expense decreased $0.7 million, or 33.6%, from $2.1 million for the six months ended June 30, 2000 to $1.4 million for the six months ended June 30, 2001. Of this decrease, $0.3 million resulted from a change in our strategy for the timing of advertising expenditures in 2001. In addition, an incentive program for Euro foreign exchange products that was in effect in the first quarter of 2000 was terminated, resulting in no similar expenditure in 2001.

     OTHER OPERATING EXPENSES. Other operating expenses decreased $2.9 million, or 30.4%, from $9.5 million for the six months ended June 30, 2000 to $6.6 million for the six months ended June 30, 2001. This decrease was primarily due to a $2.7 million write-off of previously capitalized software development costs during the second quarter of 2000. It was determined that the software would not be utilized as intended. A similar write-off of $0.3 million occurred in the second quarter of 2001. Also contributing to the decrease was a decline in currency delivery fees of $0.3 million and $0.2 million of reduced travel expenses.

     During the six months ended June 30, 2000, the limited partners' interest in the earnings of PMT was $1.2 million. We purchased the net assets of PMT on November 13, 2000 as part of our demutualization. Therefore, there was no reduction in earnings during the first half of 2001 as a result of the sharing of profits with the limited partners of this entity.

     INCOME TAX PROVISION

     We recorded a tax provision of $22.7 million for the six months ended June 30, 2001 compared to a tax benefit of $4.6 million for the same period in 2000. The effective tax rate remained relatively constant at 39.8% at June 30, 2001 and 40.0% at June 30, 2000.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     OVERVIEW

     Our operations for the three months ended June 30, 2001 resulted in net income of $14.2 million compared to a net loss of $4.1 million for the three months ended June 30, 2000. This significant change in operating results was driven by a $42.4 million, or 81.0%, increase in revenue, that was partially offset by a $12.3 million increase in expenses from the three months ended June 30, 2000 to the three months ended June 30, 2001. Of the increase in expenses, $11.0 million is related to stock-based compensation, a non-cash expense.

     During the second quarter of 2001, our trading volume continued to benefit from our new open access policy for GLOBEX2, improved performance of our electronic trading platform, volume discounts in our benchmark Eurodollar product and economic factors. The U.S. Federal Reserve Board lowered its Fed funds rate on three occasions in the second quarter of 2001 by a total of 1.25%, following reductions that began in the first quarter of the year. Volume in our

Eurodollar contracts continued to benefit from this interest rate uncertainty, as the need for risk management remained important. The interest rate changes made by the U.S. Federal Reserve Board reflect continued uncertainty over the U.S. economy that has been demonstrated by the volatility in the equity markets that began late in 2000. This volatility continued to have a favorable influence on trading volume in our equity index products.

     REVENUES

     Total revenues increased $42.4 million, or 81.0%, from $52.3 million for the three months ended June 30, 2000 to $94.7 million for the three months ended June 30, 2001. Trading volume increased 61.8% from the second quarter of 2000 to the second quarter of 2001 and an increasing number of trades were executed through GLOBEX2, thereby generating additional electronic transaction fees. Electronic trading represented 20.1% of total volume during the three months ended June 30, 2001 compared to 13.0% for the three months ended June 30, 2000. In addition, our revenue benefited from the pricing changes approved in December 2000. These changes were implemented at various times during the first quarter of 2001. Therefore, the full benefit of these pricing changes was not reflected in our operating results until the second quarter of 2001.

     CLEARING AND TRANSACTION FEES. Clearing and transaction fees increased $32.7 million, or 91.5%, from $35.6 million for the three months ended June 30, 2000 to $68.3 million for the three months ended June 30, 2001. The increase in total trading volume of 61.8% from the second quarter of 2000 to the second quarter of 2001 was the primary reason for increased revenue. In addition, trading volume on GLOBEX2 continued to grow, generating additional transaction fees. The average daily volume of trades executed through GLOBEX2 increased by 150.1% from the three months ended June 30, 2000 to the three months ended June 30, 2001. The favorable revenue impact of increased volume experienced in the second quarter of 2001 was compounded by the changes to our pricing structure that were implemented in the first quarter of 2001.

     The following table shows the average daily trading volume in CME's four product areas and the portion that was traded electronically through the GLOBEX2 system:

                                           AVERAGE DAILY VOLUME
                                         THREE MONTHS ENDED JUNE 30,
                                         ---------------------------
               PRODUCT AREA                 2001            2000       PERCENTAGE INCREASE
------------------------------------------------------------------------------------------
     Interest Rate                       1,031,225         612,126          68.5%
     Equity                                414,387         248,922          66.5
     Foreign Exchange                       85,120          74,237          14.7
     Commodity                              31,542          30,466           3.5
                                         ---------         -------
     Total Volume                        1,562,274         965,751          61.8
     GLOBEX2 Volume                        314,774         125,881         150.1
     GLOBEX2 Volume as a
       Percent of Total Volume                20.1%           13.0%

     QUOTATION DATA FEES. Quotation data fees increased $5.0 million, or 58.5%, from $8.6 million for the three months ended June 30, 2000 to $13.6 million for the three months ended

June 30, 2001. The changes to the pricing framework resulted in a significant portion of the additional revenue in the second quarter of 2001 when compared to the same period in 2000.

     COMMUNICATION FEES. Communication fees were $2.4 million for the three months ended June 30, 2001 and 2000.

     INVESTMENT INCOME. Investment income increased $0.3 million, or 13.2%, from $2.2 million for the three months ended June 30, 2000 to $2.5 million for the three months ended June 30, 2001. This increase continues to be directly related to our improved financial performance during the second quarter of 2001 that resulted in additional funds available for investment as well as increased cash performance bonds on deposit. We also generated modest revenue in the second quarter of 2001 from our securities lending activities that began in June 2001.

     OTHER OPERATING REVENUE. Other operating revenue increased $4.5 million, or 129.1%, from $3.5 million for the three months ended June 30, 2000 to $8.0 million for the three months ended June 30, 2001. Of this increase, $2.6 million was attributable to increased revenue for GLOBEX2 access as a result of increases in the number of GLOBEX2 terminals and independent software vendors with active interfaces to our trading platform as well as changes to our pricing structure for GLOBEX2 access. The change to our pricing structure also resulted in additional revenue in the second quarter of 2001. This occurred as a result of restructuring our and floor access charges, which included eliminating member dues, new revenue as result of assessing for trade order routing services provided, additional revenue from increased charges for renting booth space on our trading floor. Revenue generated by fees associated with managing our IEF increased by $0.5 million for the three months ended June 30, 2001 when compared to the same period in 2000. Fees earned are based on the balances deposited in the IEF, which have grown substantially over the past year. Finally, sales of our Span software have increased by $0.3 million from the three months of 2000 to 2001, primarily as a result of a licensing agreement with another exchange for their use of the software.

     EXPENSES

     Total operating expenses increased $12.3 million, or 20.9%, from $58.9 million for the three months ended June 30, 2000 to $71.2 million for the three months ended June 30, 2000. This increase was primarily due to the $11.0 million increase in stock-based compensation expense in 2001 for the options granted to our CEO in 2000.

     SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense increased $2.9 million, or 13.5%, from $22.2 million for the three months ended June 30, 2000 to $25.1 million for the three months ended June 30, 2001. This increase was primarily due to a $1.5 million rise in overall compensation levels and the related employment taxes and employee benefit costs. Also contributing to the increase was a $0.4 million reduction in the capitalization of salary expense for internally developed software.

     STOCK-BASED COMPENSATION EXPENSE. Stock-based compensation expense increased $11.0 million from $1.0 million for the three months ended June 30, 2000 to $12.0 million for the three months ended June 30, 2001. This increase is the result of the recognition of compensation expense of $11.7 million in the second quarter of 2001 related to the increased value of the Class B share portion of the stock option previously granted to our CEO. Also included is $0.2 million of expense related to the restricted stock grants made in the second quarter of 2001.

     OCCUPANCY EXPENSE. Occupancy expense decreased $0.3 million, or 6.1%, from $5.1 million for the three months ended June 30, 2000 to $4.8 million for the three months ended June 30, 2001. This decrease is primarily the result of a one-time reduction in operating expenses for our office space as a result of previous billings by our landlord in excess of actual operating expenses incurred. Relatively small increases were experienced in trading floor rent and cleaning charges. These were offset by a reduction in utilities expense.

     PROFESSIONAL FEES, OUTSIDE SERVICES AND LICENSES EXPENSE. Professional fees, outside services and licenses increased $0.8 million, or 17.8%, from $4.7 million for the three months ended June 30, 2000 to $5.5 million for the three months ended June 30, 2001. This increase is primarily due to the $0.8 million increase in professional fees related to major technology initiatives and a $0.3 million increase in license fees related to equity index product trading volume. Partially offsetting this is a decrease of $0.5 million for legal costs and professional fees incurred in 2000 as part of our demutualization.

     COMMUNICATIONS AND COMPUTER AND SOFTWARE MAINTENANCE EXPENSE. Communications and computer and software maintenance expense decreased $0.6 million, or 5.0%, from $10.7 million for the three months ended June 30, 2000 to $10.1 million for the three months ended June 30, 2001. This decrease is primarily due to a $0.7 million reduction in software maintenance expense as a result of contract re-negotiation efforts. Although the number of users accessing our electronic trading platform increased in the second quarter of 2001, the related communication expenses have remained relatively constant due ongoing expense management and the increase in customers choosing to connect through our less expensive Virtual Private Network.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $0.8 million, or 10.3%, from $8.3 million for the three months ended June 30, 2000 to $9.1 million for the three months ended June 30, 2001. This increase was primarily attributable to equipment and software purchases made late in 2000 as well as amortization on internally developed software completed late in 2000 and in the second quarter of 2001.

     PUBLIC RELATIONS AND PROMOTIONS EXPENSE. Public relations and promotions expense remained relatively stable, decreasing $0.1 million, or 16.3%, from $0.9 million for the three months ended June 30, 2000 to $0.8 million for the three months ended June 30, 2001.

     OTHER OPERATING EXPENSES. Other operating expenses decreased $2.4 million, or 40.1%, from $6.1 million for the three months ended June 30, 2000 to $3.6 million for the three months ended June 30, 2001. This decrease was primarily due to a $2.7 million write-off of previously capitalized software development costs during the second quarter of 2000. It was determined that the software would not be utilized as intended. A similar write-off of $0.3 million occurred in the second quarter of 2001. Also included is an increase of $0.2 million in various state and local taxes that was offset by a similar decrease in travel expenses.

     During the three months ended June 30, 2000, the limited partners' interest in the earnings of PMT Limited Partnership was $0.2 million. We purchased these interests on November 13, 2000 as part of our demutualization. As a result, there was no similar reduction in earnings during the second quarter of 2001 as a result of the sharing of profits with the limited partners of this entity.

     INCOME TAX PROVISION

     We recorded a tax provision of $9.3 million for the quarter ended June 30, 2001 compared to a tax benefit of $2.7 million for the same period in 2000. The effective tax rate was 39.5% and 40.0% for the three months ended June 30, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have met our funding requirements from operations. Net cash provided by operating activities was $34.5 million for the six months ended June 30, 2001 compared to net cash used in operating activities of $1.6 million for the six months ended June 30, 2000. This $36.1 million increase in cash provided by operating activities is directly linked to our improved operating performance during the first half of 2001.

     At June 30, 2001 cash and cash equivalents were $37.9 million. The increase compared to December 31, 2000 is a result of improved operating results that enhanced our cash position and resulted in cash, receivables and investments increasing from year end 2000 levels.

     Cash used in investing activities was $25.5 million for the six months ended June 30, 2001 compared to cash provided by investing activities of $8.0 million for the six months ended June 30, 2000. This increase was related to the growth in our investment portfolio during the first half of 2001. Conversely, in the first half of 2000, proceeds from the sales of investment assets were used to fund the acquisition of capital assets and provide cash required to fund operations.

     Cash used in financing activities was relatively constant at $1.8 million for both the six months ended June 30, 2001 and 2000. This represents payments on long-term debt. The current portion of long-term debt was approximately the same at June 30, 2001 and 2000. It is expected that the principal use of funds in the foreseeable future will be to fund operations, capital expenditures and working capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     OVERVIEW

     Market risk represents interest rate risk relating to the investments held by the exchange as well as derivative trading risk associated with GFX. With respect to interest rate risk, a change in market interest rates would impact interest income from temporary cash investments, cash performance bonds and security deposits, variable rate investment securities and new purchases of investment securities. Changes in market interest rates would have an effect on the fair value of investment securities held. GFX engages in the purchase and sale of our foreign exchange futures contracts to promote liquidity in our products and subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions to limit market risk. Net position limits are established for each trader and currently amount to $6.0 million in aggregate notional value.

     INTEREST RATE RISK

     Interest income from investment securities, temporary cash investments, securities lending activities, and cash performance bonds and security deposits was $5.1 million in the first six months of 2001. Realized and unrealized gains (losses) in the investment portfolio totaled $393,000 and ($63,000) during the six months ended June 30, 2001 and 2000, respectively. At June 30, 2001, our investment portfolio consisted primarily of U.S. government agency, corporate and state and municipal securities, including approximately $7.6 million in variable rate securities. Contractual maturities and interest coupon rates for fixed rate investment securities held at June 30, 2001 were as follows (dollars in thousands):

                                      Principal          Average
                    Year               Amount         Interest Rate
                    ----              ---------       -------------
                    2001                $7,100             6.7%
                    2002                 6,270             6.7
                    2003                 9,370             4.7
                    2004                 8,855             6.0
                    2005                 4,695             5.0
                    2006                16,205             5.6
                    2007                 1,000             7.8
                                       -------             ---
                    Total              $53,495             5.8%

     DERIVATIVE TRADING RISK

     At June 30, 2001, GFX held futures positions with a notional value of $58.0 million, offset by a similar amount of spot foreign currency positions, resulting in a zero net position. All positions are marked to market through a charge or credit to income on a daily basis. Net trading gains were $2.6 million and $2.5 million for the six months ended June 30, 2001 and 2000, respectively.


PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings

     On May 5, 1999, we, Chicago Board of Trade, New York Mercantile Exchange (NYMEX) and Cantor Fitzgerald, L.P. were sued by Electronic Trading Systems, Inc., in the U.S. District Court for the Northern District of Texas (Dallas Division) for alleged infringement of Wagner U.S. patent 4,903,201, entitled "Automated Futures Trade Exchange." The patent relates to a system and method for implementing a computer-automated futures exchange. We informed Euronext-Paris, our licensor of the NSC software, in conformity with the indemnification provision of the license agreement, of the receipt of a summons in that proceeding. Euronext-Paris hired and has to date paid the fees and expenses of a law firm to defend and contest this litigation. Euronext-Paris reserved its rights under that agreement in the event that any modifications to the licensed system made by us result in liability. On June 25, 2001, Euronext-Paris wrote to disclaim responsibility for defense of this litigation and requested that we reimburse it for all legal expenses and other costs incurred to date. It asked that we take over full responsibility for defense of this litigation and assume all costs associated with our defense. We have rejected this demand.

     The case against NYMEX was transferred to the Southern District of New York and is pending. Cantor Fitzgerald, L.P. settled with the plaintiff for undisclosed consideration. On March 29, 2001, eSpeed, Inc., an affiliate of Cantor Fitzgerald, L.P., acquired certain rights to the '201 patent. An amended complaint was filed on June 5, 2001, adding eSpeed, Inc. as an additional party plaintiff. The amended complaint seeks treble damages, attorneys' fees and preliminary and permanent injunctions against the remaining defendants.

     On June 4, 2001, a hearing was conducted before Judge Barbara M.G.
Lynn to interpret the claims of the '201 patent. On July 24, 2001, Judge Lynn distributed a proposed Claim Construction Order. That proposed order rejects certain arguments that we had made with respect to the scope of plaintiffs' patent claims and proposes to interpret the patent claims more broadly. If the court's proposed order is adopted as the final order of the court, the broad scope of the claims, as interpreted by the court, may reduce the number of arguments we have as to non-infringement.

     If the plaintiffs are ultimately successful before the district court, we may be required to obtain a license to develop, market and use our computer automated trading system; to cease developing, marketing or using that system; or to redesign the system to avoid infringement. We cannot assure that we would be able to obtain such a license or that we would be able to obtain it at commercially reasonable rates, or, if we are unable to obtain a license, that we would be able to redesign our system to avoid infringement. As a result, this litigation could have a material adverse affect on our business, financial condition and operating results, including our ability to offer electronic trading in the future.

     Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits:
                         None.

                    (b)  Reports on Form 8-K:
                         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHICAGO MERCANTILE EXCHANGE INC.
                                     (Registrant)


August 7, 2001                              By    /s/ David G. Gomach
(Date)                                        ----------------------------------
                                                  David G. Gomach
                                                  Chief Financial Officer