Form 10-Q
period 2001-09-30
CHICAGO MERCANTILE EXCHANGE INC
filed 2001-11-14
CIK 1103945

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
- OR -
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-32645

CHICAGO MERCANTILE EXCHANGE INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-4340266 (I.R.S. Employer Identification Number)
30 South Wacker Drive, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)
(312) 930-1000 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    The number of shares outstanding of each of the registrant's classes of common stock as of November 12, 2001 was as follows: 25,860,600 shares of Class A common stock, $0.01 par value; 625 shares of Class B common stock, Series B-1, $0.01 par value; 813 shares of Class B common stock, Series B-2, $0.01 par value; 1,287 shares of Class B common stock, Series B-3, $0.01 par value; and 413 shares of Class B common stock, Series B-4, $0.01 par value.

CHICAGO MERCANTILE EXCHANGE INC.

FORM 10-Q

INDEX

		Page
PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2001 and December 31, 2000	3
	Consolidated Statements of Income for the Nine Months and Three Months Ended September 30, 2001 and 2000	4
	Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Nine Months Ended September 30, 2001 and 2000	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
PART II. OTHER INFORMATION:
Item 1.	Legal Proceedings	22
Item 6.	Exhibits and Reports on Form 8-K	22
Signatures		23

PART 1.  FINANCIAL INFORMATION

CHICAGO MERCANTILE EXCHANGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	SEPTEMBER 30, 2001	DECEMBER 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$56,995	$30,655
Proceeds from securities lending activities (note 2)	131,271	—
Investments	71,812	44,326
Accounts receivable, net of allowance of $3,272 and $1,700 at September 30, 2001 and December 31, 2000, respectively	42,687	27,725
Other current assets	10,488	7,877
Cash performance bonds and security deposits (note 3)	609,904	156,048

Total current assets	923,157	266,631
Property, net of accumulated depreciation and amortization	72,268	80,393
Other assets	41,703	33,619

TOTAL ASSETS	$1,037,128	$380,643

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,607	$11,096
Payable under securities lending agreements (note 2)	131,271	—
Other current liabilities	44,017	30,349
Cash performance bonds and security deposits (note 3)	609,904	156,048

Total current liabilities	795,799	197,493
Long-term debt	3,493	6,063
Other liabilities	10,043	13,416

Total liabilities	809,335	216,972
Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 25,860,600 and 25,855,200 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	259	259
Class B common stock, $0.01 par value, 4,892 shares authorized, 3,138 and 4,722 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively	—	—
Additional paid-in capital	57,297	43,911
Unearned restricted stock compensation	(1,832)	—
Retained earnings	171,341	119,512
Accumulated unrealized gains (losses) on securities	728	(11)

Total shareholders' equity	227,793	163,671

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,037,128	$380,643

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)
(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,		FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2001	2000	2001	2000
REVENUES
Clearing and transaction fees	$211,894	$107,971	$72,690	$32,282
Quotation data fees	35,810	27,479	12,003	9,028
Communication fees	6,905	7,087	2,299	2,442
Investment income	6,796	6,680	1,727	2,296
Securities lending interest income (note 2)	7,490	—	6,885	—
Other operating revenue	20,402	10,181	6,256	3,433

TOTAL REVENUES	289,297	159,398	101,860	49,481
Securities lending interest expense (note 2)	(7,100)	—	(6,531)	—

REVENUES, net of securities lending interest expense	282,197	159,398	95,329	49,481

EXPENSES
Salaries and benefits	78,338	71,167	28,132	22,290
Stock-based compensation (note 4)	11,086	2,108	(944)	(370)
Occupancy	15,145	15,002	5,092	4,874
Professional fees, outside services and licenses	18,372	15,383	6,816	4,823
Communications and computer and software maintenance	31,365	31,239	11,236	11,147
Depreciation and amortization	27,279	25,218	9,245	8,622
Public relations and promotion	3,424	3,459	2,055	1,397
Other operating expense	10,656	12,324	4,035	2,815

TOTAL EXPENSES	195,665	175,900	65,667	55,598

Income (loss) before limited partners' interest in PMT and income taxes	86,532	(16,502)	29,662	(6,117)
Limited partners' interest in earnings of PMT	—	(1,161)	—	21
Income tax (provision) benefit	(34,703)	7,065	(12,053)	2,438

NET INCOME (LOSS)	$51,829	$(10,598)	$17,609	$(3,658)

EARNINGS (LOSS) PER CLASS A EQUIVALENT SHARE: (note 5)
Basic	$1.80	$(0.37)	$0.61	$(0.13)
Diluted	$1.78	—	$0.60	—
Weighted average number of Class A equivalent shares outstanding-basic	28,774,700	28,774,700	28,774,700	28,774,700
Weighted average number of Class A equivalent shares outstanding-diluted	29,187,220	—	29,318,382	—

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
(dollars in thousands)
(unaudited)

			Common Stock and Additional Paid-in Capital
	Class A Common Stock	Class B Common Stock
				Unearned Restricted Stock Compensation	Retained Earnings	Unrealized Securities Gains (Loses)	Total Shareholders' Equity
	Shares	Shares	Amount
BALANCE, DECEMBER 31, 1999	—	—	$43,605	$—	$125,421	$(363)	$168,663
Comprehensive income:
Net loss					(10,598)		(10,598)
Change in unrealized net gain on securities, net of tax of $100						156	156

Total comprehensive income							(10,442)
Stock-based compensation			1,152				1,152

BALANCE, SEPTEMBER 30, 2000	—	—	$44,757	$—	$114,823	$(207)	$159,373

BALANCE, DECEMBER 31, 2000	25,855,200	4,722	$44,170	$—	$119,512	$(11)	$163,671
Comprehensive income:
Net income					51,829		51,829
Change in unrealized net gain on securities, net of tax of $493						739	739

Total comprehensive income							52,568
Stock-based compensation			10,951				10,951
Grant of 117,000 shares of restricted Class A common stock			2,435	(2,435)			0
Amortization of unearned restricted Class A common stock				603			603
Conversion of Series B-5 common stock	5,400	(1,584)

BALANCE, SEPTEMBER 30, 2001	25,860,600	3,138	$57,556	$(1,832)	$171,341	$728	$227,793

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$51,829	$(10,598)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on investment in joint venture	92	—
Limited partners' interest in earnings of PMT	—	1,161
Deferred income tax benefit	(4,189)	(3,008)
Stock-based compensation	11,086	2,108
Depreciation and amortization	27,279	25,218
Loss (gain) on sale of investments	(147)	32
Increase in allowance for doubtful accounts	1,572	50
Decrease (increase) in accounts receivable	(16,535)	988
Decrease (increase) in other current assets	(2,610)	1,241
Increase in other assets	(11,932)	(7,565)
Decrease in accounts payable	(489)	(8,232)
Increase (decrease) in other current liabilities	13,911	(941)
Decrease in other liabilities	(2,905)	(343)

NET CASH PROVIDED BY OPERATING ACTIVITIES	66,962	111

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, net	(11,701)	(8,504)
Purchases of investments	(170,420)	(23,407)
Proceeds from sales and maturities of investments	144,312	38,196

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(37,809)	6,285

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt	(2,813)	(2,640)

NET CASH USED IN FINANCING ACTIVITIES	(2,813)	(2,640)

Net increase in cash and cash equivalents	26,340	3,756
Cash and cash equivalents, beginning of period	30,655	14,249

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,995	$18,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$7,572	$543

Income taxes paid (refunded)	$33,673	$(2,559)

Leased asset additions and related obligations	$—	$529

See accompanying notes to financial statements.

CHICAGO MERCANTILE EXCHANGE INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying interim financial statements have been prepared by Chicago Mercantile Exchange Inc. (CME) without audit. Certain notes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements include all adjustments necessary to present fairly the financial position of CME as of September 30, 2001 and December 31, 2000, and the results of its operations and cash flows for the periods indicated. The accompanying financial statements should be read in connection with the financial statements and notes thereto in Exhibit 99.3 of the Chicago Mercantile Exchange Inc. Annual Report on Form 10-K for the year ended December 31, 2000. Quarterly results are not necessarily indicative of results for any subsequent period.

2.  SECURITIES LENDING

    CME enters into secured lending transactions utilizing a portion of the securities that clearing members have deposited to satisfy their proprietary performance bond requirements. Under this securities lending program, CME lends a security to a third party and receives collateral in the form of cash. The majority of the cash is then invested on an overnight basis generating interest income. The related interest expense represents payment to the third party for the interest earned on the collateral received from that party during the duration of the lending transaction. Securities on loan are marked to market daily and compared to collateral received. At September 30, 2001, the fair value of securities on loan was $131.3 million.

    The securities lending activity utilized some of the securities deposited by one clearing firm, which is a subsidiary of the bank used for executing this securities lending program. Proceeds from securities lending at September 30, 2001 were invested in a money market mutual fund administered by a subsidiary of this same bank or held in the form of cash.

3.  PERFORMANCE BONDS AND SECURITY DEPOSITS

    Each firm that clears futures and options contracts traded on the exchange is required to deposit and maintain specified performance bonds in the form of cash, U.S. Government securities or bank letters of credit. These performance bonds are available only to meet the financial obligations of that clearing firm to the exchange. Cash performance bonds and security deposits may fluctuate due to the investment choices available to clearing firms and the change in the amount of deposits required. As a result, these assets are subject to volatility. See Note 5 of Notes to Consolidated Financial Statements in Exhibit 99.3 to CME's Annual Report on Form 10-K for the year ended December 31, 2000.

4.  STOCK-BASED COMPENSATION

    On February 7, 2000, CME granted an option to its President and Chief Executive Officer to purchase 5% of the common stock of CME, as represented by an equivalent percentage of all Class A and Class B common stock issued. (See Note 15 of Notes to Consolidated Financial Statements in Exhibit 99.3 to CME's Annual Report on Form 10-K for the year ended December 31, 2000.) CME adopted fixed accounting for the Class A common stock portion of the option under Accounting Principles Board (APB) Opinion No. 25 and related interpretations. CME was required to adopt variable accounting for the portion of the grant related to Class B common stock, beginning in the second quarter of 2001. As a result, the expense related to the Class B portion of the option will fluctuate based on the change in the value of the underlying Class B common stock. For the nine months ended September 30, 2001, non-cash expense related to the Class A and Class B portion of the option was $0.1 million and $10.4 million, respectively.

    In 2001, CME granted stock options to various employees under the Omnibus Stock Plan. The options vest over a four-year period, with 40% vesting one year after the grant date and 20% vesting on that same date in each of the following three years. The options have a 10-year term. No compensation expense has been recognized on these stock options as the exercise price exceeded the value of the stock at the date of grant. Restricted stock grants also were awarded to certain executives in 2001 that have the same vesting provisions as the stock options. Expense recognized for restricted stock was $0.6 million for the nine months ended September 30, 2001. Fixed accounting treatment has been elected under the provisions of APB Opinion No. 25 and related interpretations for all eligible stock options and awards.

    Had compensation expense for the stock options been recognized using the minimum value approach to the fair value method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, net income for the nine months ended September 30, 2001 would have decreased by approximately $7.8 million, or a basic earnings per share decrease of $0.27. The fair value of the Chief Executive Officer's option on Class A common stock, measured at the demutualization date using the minimum value method, is $7.4 million. Significant assumptions used to calculate fair value include: risk-free interest rate of 5.11%, expected life equal to the maximum term of the option and no expected dividends. The fair value of the option on Class B common stock, measured at the date variable accounting was required in the second quarter of 2001 using the minimum value method, is $26.6 million. Significant assumptions used to calculate fair value include: risk-free interest rate of 5.39%, expected life equal to the maximum term of the option and no expected dividends. The fair value of the option granted to employees, measured at the grant date using the minimum value method, is $4.2 million. A risk-free interest rate of 5.40% was used over a period of five years.

5.  EARNINGS PER SHARE

    Earnings (loss) per share is presented on the basis of equivalent Class A common stock by adding the total of all Class B common stock outstanding, converted to their equivalent number of Class A shares, to the actual number of Class A common stock outstanding. Basic earnings per share, if presented for all classes and series of stock for the nine months ended September 30, 2001, would be as follows:

		Basic Earnings Per Share
	Class A Equivalent Shares
		Class A	Class B
Class A	—	$1.80	—
Class B, Series B-1	1,800	—	$3,240.00
Class B, Series B-2	1,200	—	2,160.00
Class B, Series B-3	600	—	1,080.00
Class B, Series B-4	100	—	180.00

    CME first issued shares on November 13, 2000, the date of demutualization. The calculation of basic earnings (loss) per share for 2000 is presented as if stock issued on November 13, 2000 had been outstanding in these earlier periods. For the three months and nine months ended September 30, 2000, diluted earnings per share is not presented since shares issuable for stock options, that would be included as part of the calculation, would have reduced the net loss per share.

6.  SEGMENT REPORTING

    The exchange has two reportable operating segments: Chicago Mercantile Exchange Inc. (CME, a designated contract market and clearing house), and GFX Corporation (GFX, a wholly owned trading subsidiary). A summary by business segment follows (dollars in thousands):

	CME	GFX	Eliminations	Total
Nine Months Ended September 30, 2001:
Total revenues from external customers	$271,709	$3,302	$—	$275,011
Investment and securities lending income	14,199	87	—	14,286
Depreciation and amortization	27,162	117	—	27,279
Operating profit (loss)	86,292	240	—	86,532
Total assets	1,036,781	3,789	(3,442)	1,037,128
Capital expenditures	11,674	27	—	11,701

Nine Months Ended September 30, 2000:
Total revenues from external customers	$148,500	$4,218	$—	$152,718
Intersegment revenues	57	700	(757)	—
Investment income	6,529	151	—	6,680
Depreciation and amortization	25,105	113	—	25,218
Operating profit (loss)	(16,586)	841	(757)	(16,502)
Total assets	792,561	5,752	(7,380)	790,933
Capital expenditures	8,484	20	—	8,504
Three Months Ended September 30, 2001:
Total revenues from external customers	$92,537	$711	$—	$93,248
Investment and securities lending income	8,594	18	—	8,612
Depreciation and amortization	9,206	39	—	9,245
Operating profit (loss)	29,995	(333)	—	29,662
Capital expenditures	3,918	2	—	3,920
Three Months Ended September 30, 2000:
Total revenues from external customers	$46,050	$1,135	$—	$47,185
Intersegment revenues	—	100	(100)	—
Investment income	2,257	39	—	2,296
Depreciation and amortization	8,584	38	—	8,622
Operating profit (loss)	(6,108)	91	(100)	(6,117)
Capital expenditures	2,802	9	—	2,811

7.  INVESTMENT IN JOINT VENTURE

    On August 28, 2001, CME entered into a joint venture, SSFX, LLC (SSFX), with the Chicago Board Options Exchange and the Chicago Board of Trade, to trade single-stock futures and narrow-based stock indexes. CME owns a 42% interest in the joint venture and the investment is reflected in the financial statements using the equity method of accounting. CME's share of the SSFX net loss for the period August 28, 2001 to September 30, 2001 was $92,000, and is included in other operating revenue. The investment balance at September 30, 2001 was $1.2 million and is included in other assets.

8.  CONTINGENCIES

    In connection with the litigation instituted against CME by Electronic Trading Systems, Inc. in May 1999, described in Item 3 of CME's Annual Report on Form 10-K for the year-ended December 31, 2000, a hearing was conducted before Judge Barbara M.G. Lynn on June 4, 2001 to interpret the claims of the patent that is the subject of the litigation. On October 12, 2001, Judge Lynn entered a Claim Construction Order. That order rejects certain arguments that CME and the other defendants had made with respect to the scope of plaintiffs' patent claims and proposes to interpret the patent claims more broadly. That order may reduce the number of arguments CME has as to non-infringement.

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

    In May 1999, Victor Niederhoffer, Niederhoffer Investments, Inc. and several commodities pools controlled by Victor Niederhoffer filed a complaint against CME and a number of unidentified employees, officials and members under the Commodity Exchange Act in the United States District Court for the Northern District of Illinois. The complaint charges that CME failed to enforce its rules relating to the establishment of settlement prices on specified dates and that as a consequence, Niederhoffer, the pools and their futures commission merchant suffered damages of at least $105 million. CME has reached a tentative agreement with plaintiffs and a reserve has been established in the third quarter of 2001, with a final settlement anticipated in the fourth quarter of 2001.

9.  SUBSEQUENT EVENTS

    On November 7, 2001 a special meeting of shareholders of Chicago Mercantile Exchange Inc. was held. At this time the shareholders approved the reorganization of CME into a holding company structure. CME will become a wholly owned subsidiary of a newly formed holding company, Chicago Mercantile Exchange Holdings Inc. (CME Holdings). All CME shareholders will become shareholders of CME Holdings. It is anticipated that the reorganization will be completed prior to December 31, 2001.

    On October 19, 2001, CME's unsecured committed line of credit with a consortium of banks was renewed for $500 million. The expiring line of credit was in the amount of $350 million. In addition to the increase in the total line of credit, the agreement now requires CME to pledge to the consortium of banks all clearing firm security deposits held by CME in the form of U.S. Treasury or agency securities, as well as security deposit funds in Interest Earning Facility 2.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OVERVIEW

    We are one of the world's leading exchanges for the trading of futures and options on futures. Our international marketplace brings together buyers and sellers on our trading floors and our GLOBEX®2 electronic trading system. We offer market participants the opportunity to trade futures contracts and options on futures primarily in four product areas: interest rates, stock indexes, foreign exchange and commodities.

    Our exchange was organized in 1898 as a not-for-profit membership organization. As a not-for-profit organization, our business strategy and fee structure were designed to provide profit opportunities for our members and non-members. On November 13, 2000, we became the first U.S. financial exchange to become a for-profit corporation by converting membership interests into shares of common stock that can trade separately from exchange trading privileges. On November 7, 2001, we held a special meeting of shareholders of Chicago Mercantile Exchange Inc. At this time, the shareholders approved reorganization into a holding company structure. The purpose of the reorganization is to provide business and strategic flexibility and to facilitate plans to become a public company. CME will become a wholly owned subsidiary of a newly formed holding company, Chicago Mercantile Exchange Holdings Inc. (CME Holdings). All CME shareholders will become shareholders of CME Holdings. It is anticipated that the reorganization will be completed prior to December 31, 2001.

    On May 14, 2001, we announced our intention to enter into a joint venture with the Chicago Board Options Exchange and the Chicago Board of Trade to introduce and offer trading in single-stock futures. The joint venture, SSFX, LLC (SSFX), is a for-profit company with its own management and board and will be separately organized as a regulated exchange. The operating agreement setting out the rights and duties of the various owners was executed on August 28, 2001. We own approximately 42% of SSFX.

  REVENUES

    Our revenues consist of clearing and transaction fees, quotation data fees, communication fees, investment income, interest income from securities lending and other operating revenue.

    The revenues derived from clearing and transaction fees are determined by three factors: volume, rates and the mix of trades. Our revenues are tied directly to underlying market uncertainty and the related impact on volume. We attempt to mitigate the downside of unpredictable volume swings through various means, such as increasing clearing fees, creating volume incentives, opening access to new markets and further diversifying the range of products we offer.

    Similar to volume, the rate structure for clearing and transaction fees has a significant impact on revenue. We implemented rate increases in the fourth quarter of 2000 and in the first quarter of 2001 that have positively impacted our revenues. The pricing changes implemented in the first quarter of 2001 retained some of the increases from the fourth quarter of 2000; added charges for some services previously provided at no charge, such as order routing; altered the pricing structure for access to GLOBEX2; and reduced certain fees to stimulate activity in targeted areas.

    The mix of trades is determined by a combination of the types of products traded, the method by which trades are executed, and the percentage of transactions executed by members compared to non-members. All transactions are charged a clearing fee that differs by type of contract traded. Additional fees for trades executed through GLOBEX2 and privately negotiated transactions (exchange-for-physical (EFP) and block trade transactions) have become an increasing source of revenue as the percentage of trades executed electronically and the volume of privately negotiated transactions have increased. Finally, the percentage of trades attributed to non-members impacts revenue as higher fees are charged to non-member customers than to members.

    Another substantial source of revenue is quotation data fees, which we receive from the sale of our market data. We have contractual arrangements with more than 170 vendors that act as resellers. These vendors disseminate data to more than 190,000 subscribers, and remit to us the fees related to our market data. In 2000, a lower-priced non-professional service was offered that increased the number of subscribers but negatively impacted revenue, as some of our existing customers switched to this lower-priced service. The pricing of quotation data services was increased as part of the pricing changes implemented in the first quarter of 2001.

    Investment income represents earnings from our general investment portfolio and income generated by the short-term investment of clearing members' cash performance bonds and security deposits. Investment income has fluctuated as a result of changes in operating results, as improved operating results generate additional funds available for investment. Investment income also is impacted by changes in the levels of cash performance bonds deposited by clearing firms, which in turn is a function of the types of collateral deposited for margin requirements, the number of open positions held by clearing members and volatility in our markets. As a result, the amount of cash deposited by clearing firms is subject to significant fluctuation. The final component of investment income is the investment gains and losses of our nonqualified deferred compensation plan. These investment results do not impact our net income, as the gains or losses create an equal increase or reduction in our salaries and benefits expense.

    Beginning late in the second quarter of 2001, we began to enter into securities lending transactions utilizing a portion of the securities that clearing members had deposited to satisfy their proprietary performance bond requirements. The total securities lending interest income is presented separately in the statements of income. Substantial interest expense is incurred as part of this securities lending activity and is presented as a deduction from total revenues to arrive at revenues, net of securities lending interest expense.

    Communication fees consist of charges to members and firms that utilize the various telecommunications networks and services available in our facilities. Revenue from communication fees is dependent on open outcry trading, as a significant portion relates to telecommunications on the trading floor. There is a corresponding variable expense associated with providing these services.

    Other revenue is composed of trading revenue generated by GFX, our wholly owned subsidiary that trades in foreign exchange futures contracts to enhance liquidity in our markets for these products; GLOBEX2 access charges; and charges for trade routing and various services to members. Our portion of the gain or loss of SSFX, the single-stock futures joint venture, is recorded using the equity method of accounting and also is included in other revenue.

  EXPENSES

    Salaries and benefits expense is our most significant expense and includes employee wages, bonuses, related benefits and employer taxes. Changes in this expense are driven by increases in wages as a result of inflation or labor market conditions, the number of employees, rates for employer taxes and price changes affecting benefit plans. Annual bonus payments also vary from year to year and have a significant impact on total salaries and benefits expense. Earnings or losses in our nonqualified deferred compensation plan impact our benefits expense as they have a direct impact on the amounts due employees under the plan. Earnings in this plan increase expense, while losses create a reduction in expense. This expense increase or reduction does not impact our net income as there is an equal increase or reduction to our investment income.

    Stock-based compensation is a non-cash expense relating to stock options and restricted stock grants. The most significant portion of this expense relates to our Chief Executive Officer's stock option, which was granted in February 2000, for 5% of all classes of our outstanding common stock. The option was treated as a stock appreciation right prior to our demutualization. At the date of demutualization, fixed accounting treatment was adopted for the Class A common stock included in this option. Variable accounting treatment has been required for the Class B common stock included in the option beginning in the second quarter of 2001. As a result, this expense will fluctuate based on the change in the value of the associated Class B common stock and may result in a negative expense in periods when the value of the Class B common stock declines. In the second and third quarters of 2001, restricted stock grants were awarded to certain employees. This comprises the balance of our stock-based compensation expense.

    Occupancy costs consist primarily of rent, maintenance and utilities for our offices and trading facility. Our office space is primarily in Chicago, although smaller offices are located in Washington, D.C., London and Tokyo. Occupancy costs are relatively stable, although our trading facility rent fluctuates to a limited extent based on open outcry trading volume.

    Professional fees, outside services and licenses expense consists primarily of consulting services provided for major technology initiatives, license fees paid as a result of trading volume in equity index products, and legal and accounting fees. This expense fluctuates as a result of changes in requirements for consultants to complete technology initiatives, equity index product trading volume changes that impact license fees, and other major undertakings by us that require the use of professional services, such as our demutualization.

    Communications and computer and software maintenance expense consists primarily of costs for network connections with our GLOBEX2 customers, maintenance of the hardware and software required to support our technology, telecommunications costs of our exchange and fees for access to market data. The single largest component is communication costs for electronic trading, which are driven by the number of transactions processed, not the volume of contracts traded. For the three months ended September 30, 2001, approximately 70% of total transactions and 19% of total contracts traded were processed electronically.

    Depreciation and amortization expense results from the depreciation of fixed assets purchased, as well as amortization of purchased and internally developed software.

    Public relations and promotion expense consists primarily of media, print and other advertising expenses, charitable giving, and product promotion expenses incurred to promote our services and introduce new products. Also included are seminar, conference and convention expenses incurred for participating in trade shows.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

  OVERVIEW

    Our operations for the nine months ended September 30, 2001 resulted in net income of $51.8 million compared to a net loss of $10.6 million for the nine months ended September 30, 2000. Our improved operating results were driven by a $129.9 million, or 81.4%, increase in total revenues. Revenues, net of securities lending interest expense, increased $122.8 million, or 77.0%. This increase in revenues was partially offset by a $19.8 million, or 11.2%, increase in expenses for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Excluding stock-based compensation, which represented a non-cash expense of $11.1 million and $2.1 million for the nine months ended September 30, 2001 and 2000, respectively, total expenses increased $10.8 million, or 6.2%, in the first nine months of 2001 compared to the first nine months of 2000.

    During the first nine months of 2001, the U.S. Federal Reserve Board lowered the Fed funds rate on eight occasions, resulting in a total reduction of 3.5%. The last reduction in the third quarter of 2001 was a 0.5% reduction announced on September 17, 2001 that resulted not only from growing concern about the U.S. economy, but also a desire to maintain liquidity after the terrorist attacks of September 11, 2001. Volume in our Eurodollar contracts benefited from two factors, the increased need for risk management instruments resulting from the interest rate volatility and our Eurodollar contract's status as a benchmark for the industry. Concerns and uncertainty about the economy, interest rates and the performance of U.S. stocks that had resulted in increased trading volume throughout 2001 were magnified after the terrorist attacks. This uncertainty, coupled with greater access to our electronic trading system and improved performance of that system, resulted in greater trading volume in our equity index products during the first nine months of 2001.

  REVENUES

    Total revenues increased $129.9 million, or 81.4%, from $159.4 million for the nine months ended September 30, 2000 to $289.3 million for the nine months ended September 30, 2001. Revenues, net of securities lending interest expense, increased $122.8 million, or 77.0%, from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. The increase in revenues is primarily attributable to a 73.4% increase in total trading volume. On August 10, 2001, our year-to-date trading volume exceeded our total trading volume for the year 2000 of 231.1 million contracts. In the first nine months of 2001, record levels of electronic trading resulted in total GLOBEX2 volume of 56.0 million contracts, representing 19.0% of total trading volume, and an increase of 141.6% compared to the first nine months of 2000. In addition, a new pricing framework announced in December 2000 that took effect in the first quarter of 2001 generated additional revenue.

    CLEARING AND TRANSACTION FEES. Clearing and transaction fees and other volume-related charges increased $103.9 million, or 96.3%, from $108.0 million for the nine months ended September 30, 2000 to $211.9 million for the nine months ended September 30, 2001. Total trading volume increased 73.4%, from 170.4 million contracts for the nine months ended September 30, 2000 to 295.5 million contracts for the nine months ended September 30, 2001. Several volume records were established in the first nine months of 2001. Trading volume of 3.3 million contracts on September 7, 2001 established a new single-day trading volume record. Trading volume for the month of September also established a new monthly record, with 40.3 million contracts traded. Our growth in total volume was compounded by additional GLOBEX2 transaction fees resulting from an increase in electronic trading volume of 32.8 million contracts from the same period in 2000. In addition to increased volume, revenue was favorably impacted by the change to our pricing structure that was implemented in the first quarter of 2001.

    In response to the terrorist attacks in the U.S., our markets closed early on September 11, 2001 and our exchange remained closed on September 12, 2001. Trading resumed on September 13, 2001. However, equity index products did not trade for an additional two business days, until September 17, 2001, when the equity markets in the U.S. resumed trading.

    The following table shows the average daily trading volume in our four product areas and the portion that is traded electronically through the GLOBEX2 system:

	NINE MONTHS ENDED SEPTEMBER 30,
			PERCENTAGE INCREASE
PRODUCT AREA	2001	2000
Interest Rate	1,053,593	547,977	92.3%
Equity	402,644	243,052	65.7
Foreign Exchange	89,314	79,344	12.6
Commodity	34,466	31,441	9.6

Total Volume	1,580,017	901,814	75.2
GLOBEX2 Volume	299,459	122,629	144.2
GLOBEX2 Volume as a Percent of Total Volume	19.0%	13.6%

    While we experienced increased volume in all products, the most significant increases occurred in interest rate and equity products. This increased volume reflected market dynamics in U.S. stocks and interest rates, as well as the effect of increased access to our electronic trading platform and volume discounts. These measures were designed to stimulate additional activity in a time of volatility in interest rates and U.S. equities.

    QUOTATION DATA FEES. Quotation data fees increased $8.3 million, or 30.3%, from $27.5 million for the nine months ended September 30, 2000 to $35.8 million for the nine months ended September 30, 2001. Effective March 1, 2001, we implemented a fee increase for professional subscribers. In addition, although we maintained our non-professional market data offering, the service was changed from real-time streaming to one-minute snapshots of market data. This resulted in some of our subscribers converting to the higher-priced professional service. Partially offsetting the effect of the pricing change was the adverse revenue impact created by the bankruptcy filing in February 2001 of one of our larger vendors. As a result, we increased our reserve by approximately $0.5 million during the first nine months of 2001.

    COMMUNICATION FEES. Communication fees were relatively constant, experiencing a decrease of $0.2 million, or 2.6%, from $7.1 million for the nine months ended September 30, 2000 to $6.9 million for the nine months ended September 30, 2001.

    INVESTMENT INCOME. Investment income increased $0.1 million, or 1.7%, from $6.7 million for the nine months ended September 30, 2000 to $6.8 million for the nine months ended September 30, 2001. Our improved financial performance during the first nine months of 2001 resulted in additional funds available for investment. Cash performance bonds deposited by clearing firms increased during the first nine months of 2001 when compared to the same time period in 2000 and had a favorable impact on investment income. Partially offsetting these increases was the decline in interest rates, which had a negative impact on the rate earned on funds invested, and a $0.9 million decrease in the investment results of our nonqualified deferred compensation plan. These unfavorable investment results of our nonqualified deferred compensation plan do not impact our net income, as there is an equal reduction to our salaries and benefits expense.

    SECURITIES LENDING INTEREST INCOME AND EXPENSE. Securities lending interest income was $7.5 million for the nine months ended September 30, 2001. There was no similar income for the nine months ended September 30, 2000, as our securities lending activity began in June 2001. Securities lending is limited to a portion of the securities that members deposit to satisfy their proprietary performance bond requirements. Securities lending interest expense was $7.1 million for the nine months ended September 30, 2001. There was no similar expense for the nine months ended September 30, 2000. This expense is an integral part of our securities lending program and is required to engage in securities lending transactions. Therefore, this expense is presented in the statements of income as a reduction of total revenues.

    OTHER OPERATING REVENUE. Other operating revenue increased $10.2 million, or 100.4%, from $10.2 million for the nine months ended September 30, 2000 to $20.4 million for the nine months ended September 30, 2001. Of this increase, $6.2 million is attributable to increased revenue from access fees for GLOBEX2. Revenue from these access fees totaled $8.9 million and $2.7 million for the nine months ended September 30, 2001 and 2000, respectively. In addition to an increase in the number of individuals and sites using GLOBEX2, our comprehensive pricing changes included a number of changes in fees charged for access to GLOBEX2 and expansion of the number of access choices. These same comprehensive pricing changes resulted in additional revenue for floor access charges, booth rental on our trading floor and order routing services. Revenue generated by fees associated with managing our Interest Earning Facility (IEF) increased by $1.4 million, to $2.1 million for the nine months ended September 30, 2001 compared to $0.7 million in the same period in 2000. Fees earned are directly related to amounts deposited in the IEF. Finally, sales of our SPAN software have increased by $0.5 million in the first nine months of 2001 compared to the same period in 2000, with a substantial portion of this revenue representing one transaction to license the software to another exchange. Partially offsetting these increases was a $0.9 million decrease in the trading revenue generated by GFX and our share of a net loss generated by SSFX, the joint venture established in August 2001 for the trading of single-stock futures.

  EXPENSES

    Total operating expenses increased $19.8 million, or 11.2%, from $175.9 million for the nine months ended September 30, 2000 to $195.7 million for the nine months ended September 30, 2001. This increase was primarily attributable to the increase in salaries and benefits as well as stock-based compensation expense.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense increased $7.1 million, or 10.1%, from $71.2 million for the nine months ended September 30, 2000 to $78.3 million for the nine months ended September 30, 2001. Included in this expense for the first nine months of 2000 was $4.1 million of one-time expenses relating to the restructuring of management that included a sign-on bonus for our new President and Chief Executive Officer hired in February 2000 and severance payments to departing executives with employment contracts. Excluding these one-time charges, salaries and benefits increased $11.2 million, or 16.8%, in the first nine months of 2001, as a result of an overall increase in compensation levels, an increase in employee bonus expense and greater pension expense coupled with the related employment taxes and employee benefits costs. These increases were compounded by the fact that fewer technology staff were utilized for internally developed software initiatives in the first nine months of 2001 when compared to the same period in 2000. Therefore, more employee-related costs were expensed, rather than being capitalized as part of the development of internal use software. Partially offsetting these increases was a $0.9 million decrease in our benefits expense as a result of the investment losses in our nonqualified deferred compensation plan.

    STOCK-BASED COMPENSATION EXPENSE. Stock-based compensation expense increased $9.0 million from $2.1 million for the nine months ended September 30, 2000 to $11.1 million for the nine months ended September 30, 2001. This increase was primarily the result of the increase in value of the Class B common stock included in the stock option granted to our Chief Executive Officer in 2000. The Class B portion of the option represented $10.4 million of our stock-based compensation expense in the first nine months of 2001. Prior to our demutualization in November 2000, the expense relating to this option was recognized as a stock appreciation right using variable accounting as prescribed under Accounting Principles Board (APB) Opinion No. 25 and related pronouncements. Since demutualization, fixed accounting treatment has been adopted for the Class A common stock included in the option. However, beginning in the second quarter of 2001, variable accounting has been required for the Class B common stock included in the option.

    OCCUPANCY EXPENSE. Occupancy expense was relatively constant, increasing $0.1 million, or 1.0%, from $15.0 million for the nine months ended September 30, 2000 to $15.1 million for the nine months ended September 30, 2001. The increase in rent expense related to increased trading volume on our trading floor, as a portion of this rent is directly related to increased open outcry trading volume, that was partially offset by a one-time reduction in 2001 for operating expenses relating to our office space.

    PROFESSIONAL FEES, OUTSIDE SERVICES AND LICENSES EXPENSE. Professional fees, outside services and licenses increased $3.0 million, or 19.4%, from $15.4 million for the nine months ended September 30, 2000 to $18.4 million for the nine months ended September 30, 2001. Professional fees for technology-related initiatives, net of the portion which relates to internal use software and is capitalized rather than expensed, increased $3.3 million for the nine months ended September 30, 2001 when compared to the same period in 2000. Major initiatives in the first nine months of 2001 included improvements to the Application Program Interface (API) to GLOBEX2, work on enhancing the ability to execute sophisticated spread trades in GLOBEX2 and improvements to our web site. In addition, there was a $0.7 million increase in license fees resulting from increased equity index product trading volume. These increases were partially offset by decreases in 2001 in recruiting costs, as well as legal and professional fees. These expenses were higher in 2000 as a result of our management restructuring and our demutualization, which were completed in 2000.

    COMMUNICATIONS AND COMPUTER AND SOFTWARE MAINTENANCE EXPENSE. Communications and computer and software maintenance expense remained relatively constant, increasing $0.2 million, or 0.4%, from $31.2 million for the nine months ended September 30, 2000 to $31.4 million for the nine months ended September 30, 2001. Communication expenses related to GLOBEX2 connections increased $0.4 million due to the increased number of customers using our electronic trading platform. Communications and rental expenses also increased $0.5 million as a result of an upgrade to our web site, and increased visits to the web site. Offsetting these increases was a decline in telecommunication costs relating to communications services offered to tenants, for which there was a related decline in communications revenue, and a $0.3 million reduction in software and software maintenance expense as a result of contract re-negotiation efforts.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $2.1 million, or 8.2%, from $25.2 million for the nine months ended September 30, 2000 to $27.3 million for the nine months ended September 30, 2001. This increase was primarily attributable to depreciation of equipment and software purchased late in 2000, as well as amortization on internally developed software completed late in 2000 and in the first nine months of 2001.

    PUBLIC RELATIONS AND PROMOTIONS EXPENSE. Public relations and promotions expense decreased $0.1 million, or 1.0%, from $3.5 million for the nine months ended September 30, 2000 to $3.4 million for the nine months ended September 30, 2001. Of this decrease, $0.4 million resulted from a change in our strategy for the timing of advertising expenditures in 2001 and $0.5 million resulted from a decrease in promotional activity relating to participating in various trade shows. In addition, an incentive program for Euro foreign exchange products that was in effect in the first quarter of 2000 was terminated, resulting in no similar expenditure in 2001. Offsetting these decreases was a $1.0 million increase in charitable giving. In response to the terrorist attacks on September 11, 2001, we established the Chicago Mercantile Exchange Foundation with an initial contribution of $1.0 million to be distributed to various agencies and charities offering relief and support to the victims and their families.

    OTHER OPERATING EXPENSES. Other operating expenses decreased $1.6 million, or 13.5%, from $12.3 million for the nine months ended September 30, 2000 to $10.7 million for the nine months ended September 30, 2001. This decrease was primarily due to a $2.7 million write-off during the second quarter of 2000 of previously capitalized software development costs. It was determined that the software would not be utilized as intended. A similar write-off of $0.3 million occurred in the second quarter of 2001. Also contributing to the decrease was $0.4 million of reduced travel expenses. These decreases were partially offset by a reserve established for the proposed settlement of certain litigation.

    During the nine months ended September 30, 2000, the limited partners' interest in the earnings of PMT Limited Partnership (PMT) was $1.2 million. We purchased the net assets of PMT on November 13, 2000 as part of our demutualization. Therefore, there was no reduction in earnings during the first nine months of 2001 as a result of the sharing of profits with the limited partners of this entity.

  INCOME TAX PROVISION

    We recorded a tax provision of $34.7 million for the nine months ended September 30, 2001, compared to a tax benefit of $7.1 million for the same period in 2000. The effective tax rate remained relatively constant at 40.1% and 40.0% for the nine months ended September 30, 2001 and September 30, 2000, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

  OVERVIEW

    Our operations for the three months ended September 30, 2001 resulted in net income of $17.6 million compared to a net loss of $3.7 million for the three months ended September 30, 2000. This significant change in operating results was driven by a $52.4 million, or 105.9%, increase in total revenue. Revenue, net of securities lending interest expense, increased $45.8 million, or 92.7%. The revenue increase was partially offset by a $10.1 million increase in expenses from the three months ended September 30, 2000 to the three months ended September 30, 2001.

    The U.S. Federal Reserve Board lowered its Fed funds rate on two occasions in the third quarter of 2001, for a total reduction in the three month period of 0.75%. Volume in our Eurodollar contracts continued to benefit from the resulting interest rate volatility, as the need for risk management became even more important in light of the terrorist attacks in the U.S. on September 11, 2001. The attacks precipitated the 0.5% rate reduction that was announced by the U.S. Federal Reserve Board on September 17, 2001 and reflected continued uncertainty over the U.S. economy. This uncertainty was demonstrated by greater volatility in the equity markets after the events of September 11, 2001 than had been experienced since the beginning of year. This volatility continues to have a favorable influence on trading volume in our equity index products. In addition, during the third quarter of 2001, our trading volume continued to benefit from our new open access policy for GLOBEX2, improved performance of our electronic trading platform, and volume discounts in our benchmark Eurodollar product.

  REVENUES

    Total revenues increased $52.4 million, or 105.9%, from $49.5 million to $101.9 million for the three months ended September 30, 2000 and 2001, respectively. Revenues, net of securities lending interest expense, increased $45.8 million, or 92.7%, to $95.3 million for the three months ended September 30, 2001. Trading volume increased 107.5% from the third quarter of 2000 to the third quarter of 2001 and an increasing number of trades were executed through GLOBEX2, thereby generating additional electronic transaction fees. Electronic trading represented 19.1% of total volume during the three months ended September 30, 2001, compared to 16.6% for the three months ended September 30, 2000. In addition, our revenue benefited from the pricing changes approved in December 2000. These changes were implemented at various times during the first quarter of 2001. Therefore, the full benefit of these pricing changes is reflected in our operating results for the third quarter of 2001. Securities lending, initiated in the second quarter of 2001 also provided incremental revenue in the third quarter of 2001 when compared to the same time period in 2000.

    CLEARING AND TRANSACTION FEES. Clearing and transaction fees increased $40.4 million, or 125.2%, from $32.3 million for the three months ended September 30, 2000 to $72.7 million for the three months ended September 30, 2001. The increase in total trading volume of 107.5% from the third quarter of 2000 to the third quarter of 2001 was the primary reason for increased revenue. In September 2001, a record 40.3 million contracts were traded on our exchange. In addition to the increase in total volume, trading volume on GLOBEX2 continued to grow, generating additional transaction fees. The average daily volume of trades executed through GLOBEX2 increased by 142.4% from the three months ended September 30, 2000 to the three months ended September 30, 2001. The favorable revenue impact of increased volume experienced in the third quarter of 2001 was compounded by the changes to our pricing structure that were implemented in the first quarter of 2001.

    In response to the terrorist attacks in the U.S. on September 11, 2001, our markets closed early and our exchange remained closed on September 12, 2001. Trading resumed on September 13, 2001. However, equity index products did not trade for an additional two business days, until September 17, 2001, when the equity markets in the U.S. resumed trading.

    The following table shows the average daily trading volume in our four product areas and the portion that was traded electronically through the GLOBEX2 system:

	THREE MONTHS ENDED SEPTEMBER 30,
			PERCENTAGE INCREASE
PRODUCT AREA	2001	2000
Interest Rate	1,138,012	464,042	145.2%
Equity	415,620	233,070	78.3
Foreign Exchange	96,627	72,656	33.0
Commodity	32,424	28,450	14.0

Total Volume	1,682,683	798,218	110.8
GLOBEX2 Volume	322,226	132,879	142.4
GLOBEX2 Volume as a Percent of Total Volume	19.1%	16.6%

    QUOTATION DATA FEES. Quotation data fees increased $3.0 million, or 33.0%, from $9.0 million for the three months ended September 30, 2000 to $12.0 million for the three months ended September 30, 2001. The changes to our pricing framework resulted in a significant portion of the additional revenue in the third quarter of 2001 when compared to the same period in 2000.

    COMMUNICATION FEES. Communication fees were relatively constant, experiencing a decrease of $0.1 million, or 5.9%, from $2.4 million for the three months ended September 30, 2000 to $2.3 million for the three months ended September 30, 2001.

    INVESTMENT INCOME. Investment income decreased $0.6 million, or 24.8%, from $2.3 million for the three months ended September 30, 2000 to $1.7 million for the three months ended September 30, 2001. Investment income was adversely impacted in the third quarter of 2001 by a decline in interest rates earned on cash performance bonds on deposit that could be invested and net investment losses in our nonqualified deferred compensation plan. These net investment losses do not impact our net income, as these losses result in an equal reduction in salaries and benefits expense. Partially offsetting these decreases was our improved financial performance, which has resulted in an increase in funds available for our general investment portfolio. This resulted in an additional $0.3 million of investment income in the third quarter of 2001, despite the decline in the rate earned on these investments.

    SECURITIES LENDING INTEREST INCOME AND EXPENSE. For the three months ended September 30, 2001, $6.9 million of interest income was generated by our securities lending activities that began in June 2001. Securities lending interest expense was $6.5 million for the three months ended

September 30, 2001. There was no similar expense for the three months ended September 30, 2000. This expense is an integral part of our securities lending activity. Therefore, this expense is presented in the statements of income as a reduction of total revenues.

    OTHER OPERATING REVENUE. Other operating revenue increased $2.9 million, or 82.2%, from $3.4 million for the three months ended September 30, 2000 to $6.3 million for the three months ended September 30, 2001. Of this increase, $2.9 million was attributable to increased revenue for GLOBEX2 access as a result of increases in the number of GLOBEX2 terminals and independent software vendors with active interfaces to our trading platform, as well as changes to our pricing structure for GLOBEX2 access. The change to our pricing structure also resulted in additional revenue in the third quarter of 2001 when compared to the third quarter of 2000. This occurred as a result of restructuring our floor access charges, which included eliminating member dues; new revenue as a result of assessing for trade order routing services provided; and additional revenue from increased charges for renting booth space on our trading floor. Revenue generated by fees associated with managing our IEF increased $0.6 million for the three months ended September 30, 2001 when compared to the same period in 2000. Fees earned are based on the balances deposited in the IEF, which have grown substantially over the past year. These increases were partially offset by a $0.4 million decrease in trading revenue from GFX during the three months ended September 30, 2001 when compared to the same time period in 2000, as well as our share of a small net loss generated by SSFX, the joint venture established for the trading of single-stock futures that began operation in August 2001.

  EXPENSES

    Total operating expenses increased $10.1 million, or 18.1%, from $55.6 million for the three months ended September 30, 2000 to $65.7 million for the three months ended September 30, 2001.

    SALARIES AND BENEFITS EXPENSE. Salaries and benefits expense increased $5.8 million, or 26.2%, from $22.3 million for the three months ended September 30, 2000 to $28.1 million for the three months ended September 30, 2001. This increase was primarily due to a $1.8 million rise in overall compensation levels, a $4.0 million increase in employee bonus expense, and greater pension expense coupled with the related employment taxes and employee benefits costs. Partially offsetting these increases was a $0.9 million decrease in our benefits expense as a result of the unfavorable investment results of our nonqualified deferred compensation plan.

    STOCK-BASED COMPENSATION EXPENSE. Stock-based compensation expense was a credit, or expense reduction, of $0.4 million for the three months ended September 30, 2000 and $0.9 million for the three months ended September 30, 2001. The reduction is the result of a decline in the value of the Class B common stock included in the stock option previously granted to our Chief Executive Officer. The decrease in value was partially offset by the expense related to the restricted stock grants made in 2001, as well as the Class A common stock portion of the Chief Executive Officer's stock option.

    OCCUPANCY EXPENSE. Occupancy expense increased $0.2 million, or 4.5%, from $4.9 million for the three months ended September 30, 2000 to $5.1 million for the three months ended September 30, 2001. A portion of the rent expense for our open outcry trading facility is based on trading volume. This expense rose in the third quarter of 2001, when compared to the same period in 2000, as a direct result of the increase in trading volume.

    PROFESSIONAL FEES, OUTSIDE SERVICES AND LICENSES EXPENSE. Professional fees, outside services and licenses increased $2.0 million, or 41.3%, from $4.8 million for the three months ended September 30, 2000 to $6.8 million for the three months ended September 30, 2001. Professional fees for technology-related initiatives, net of the portion that relates to internal use software and was capitalized rather than expensed, increased $2.2 million for the three months ended September 30, 2001 when compared to the same period in 2000. In addition, in the third quarter of 2001 there was a $0.2 million increase in license fees related to equity index product trading volume. Partially offsetting this is a decrease of $0.3 million for legal costs and professional fees from amounts incurred in 2000 as part of our demutualization.

    COMMUNICATIONS AND COMPUTER AND SOFTWARE MAINTENANCE EXPENSE. Communications and computer and software maintenance expense increased $0.1 million, or 0.8%, from

$11.1 million for the three months ended September 30, 2000 to $11.2 million for the three months ended September 30, 2001. While we experienced a $0.4 million increase in software and software maintenance expense, certain other communication costs and equipment rental costs decreased by a similar amount. Although the number of users accessing our electronic trading platform increased in the third quarter of 2001, the related communication expenses have remained relatively constant due to ongoing expense management and the increase in customers choosing to connect through our less expensive Virtual Private Network.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $0.6 million, or 7.2%, from $8.6 million for the three months ended September 30, 2000 to $9.2 million for the three months ended September 30, 2001. This increase was primarily attributable to equipment and software purchases made during 2001 and late in 2000, as well as amortization for internally developed software completed late in 2000 and during 2001.

    PUBLIC RELATIONS AND PROMOTIONS EXPENSE. Public relations and promotions expense increased $0.7 million, or 47.1%, from $1.4 million for the three months ended September 30, 2000 to $2.1 million for the three months ended September 30, 2001. There was a $1.0 million increase in charitable giving in the third quarter of 2001 when compared to the third quarter of 2000. In response to the terrorist attacks in the U.S. on September 11, 2001, we established the Chicago Mercantile Exchange Foundation with an initial contribution of $1.0 million to be distributed to various agencies and charities offering relief and support to the victims and their families. This increase was partially offset by lower promotional costs associated with trade show participation and specific product promotions.

    OTHER OPERATING EXPENSES. Other operating expenses increased $1.2 million, or 43.3%, from $2.8 million for the three months ended September 30, 2000 to $4.0 million for the three months ended September 30, 2001. This increase primarily resulted from a reserve established for the proposed settlement of certain litigation.

    During the three months ended September 30, 2000, there was a modest increase to earnings for the limited partners' share of the operating loss of PMT Limited Partnership. We purchased these interests on November 13, 2000 as part of our demutualization. As a result, there was no similar impact to earnings during the third quarter of 2001 as a result of the sharing of profits or losses with the limited partners of this entity.

  INCOME TAX PROVISION

    We recorded a tax provision of $12.1 million for the quarter ended September 30, 2001 compared to a tax benefit of $2.4 million for the same period in 2000. The effective tax rate was 40.6% and 40.0% for the three months ended September 30, 2001 and 2000, respectively.

  LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have met our funding requirements from operations. Net cash provided by operating activities was $67.0 million for the nine months ended September 30, 2001, compared to $0.1 million for the nine months ended September 30, 2000. This $66.9 million increase in cash provided by operating activities is directly linked to our improved operating performance during the first nine months of 2001.

    At September 30, 2001, cash and cash equivalents were $57.0 million. The increase compared to December 31, 2000 is a result of improved operating results that enhanced our cash position and resulted in cash, receivables and investments increasing from year-end 2000 levels.

    Cash used in investing activities was $37.8 million for the nine months ended September 30, 2001 compared to cash provided by investing activities of $6.3 million for the nine months ended September 30, 2000. This increase was related to the growth in our investment portfolio during the first nine months of 2001. Conversely, in the first nine months of 2000, proceeds from the sales of investment assets were used to fund the acquisition of capital assets and provide cash required to fund operations.

    Cash used in financing activities was relatively constant at $2.8 million for the nine months ended September 30, 2001 and $2.6 million for the nine months ended September 30, 2000. This represents payments on long-term debt. The current portion of long-term debt was $3.4 million at September 30, 2001 and $3.6 million at September 30, 2000. It is expected that the principal use of funds in the foreseeable future will be to fund operations, capital expenditures and working capital.

    We maintain a line of credit with a consortium of banks to be used if there is a temporary problem with the domestic payments system that would delay payments of settlement variation between our exchange and our clearing members or in the event of a clearing member default. The line of credit has never been utilized. On October 19, 2001, as part of the scheduled renewal, the amount of the line of credit was increased from $350 million to $500 million. In addition to raising the amount of the line of credit, the new credit agreement requires us to pledge to the consortium of banks all clearing firm security deposits held by us in the form of U.S. Treasury or agency securities as well as security deposit funds in Interest Earning Facility 2.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  OVERVIEW

    Market risk represents interest rate risk relating to the investments held by the exchange as well as derivative trading risk associated with GFX. With respect to interest rate risk, a change in market interest rates would impact interest income from temporary cash investments, cash performance bonds and security deposits, variable rate investment securities and new purchases of investment securities. Changes in market interest rates also would have an effect on the fair value of investment securities held. GFX engages in the purchase and sale of our foreign exchange futures contracts to promote liquidity in our products and subsequently enters into offsetting transactions using futures contracts or spot foreign exchange transactions to limit market risk. Net position limits are established for each trader and currently amount to $6.0 million in aggregate notional value.

  INTEREST RATE RISK

    Interest income from investment securities, temporary cash investments and cash performance bonds and security deposits was $6.8 million in the first nine months of 2001. Realized and unrealized gains in the investment portfolio totaled $1.4 million and $0.2 million during the nine months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001, additional interest income and interest expense of $7.5 million and $7.1 million, respectively, was generated by securities lending activity. At September 30, 2001, our investment portfolio consisted primarily of U.S. government agency, corporate, state and municipal securities, including approximately $5.5 million in variable rate securities. Contractual maturities and average interest coupon rates for fixed rate investment securities held at September 30, 2001 were as follows (dollars in thousands):

Year	Principal Amount	Average Interest Rate
2001	$6,185	6.7%
2002	6,270	6.7
2003	10,470	4.7
2004	8,000	5.1
2005	12,181	5.0
2006	16,205	5.6
2007	4,815	5.4

Total	$64,126	5.5%

  DERIVATIVE TRADING RISK

    At September 30, 2001, GFX held futures positions with a notional value of $85.3 million, offset by a similar amount of spot foreign currency positions, resulting in a zero net position. All positions are marked to market through a charge or credit to income on a daily basis. Net trading gains were $3.3 million and $3.5 million for the nine months ended September 30, 2001 and 2000, respectively.

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

    The case against NYMEX was transferred to the Southern District of New York and is pending. Cantor Fitzgerald, L.P. settled with the plaintiff for undisclosed consideration. On March 29, 2001, eSpeed, Inc., an affiliate of Cantor Fitzgerald L.P., acquired certain rights to the '201 patent. An amended complaint was filed on June 5, 2001, adding eSpeed, Inc. as an additional party plaintiff. The amended complaint seeks treble damages, attorneys' fees and preliminary and permanent injunctions against the remaining defendants.

    On June 4, 2001, a hearing was conducted before Judge Barbara M.G. Lynn to interpret the claims of the '201 patent. On October 12, 2001, Judge Lynn entered a Claim Construction Order. That order rejects certain arguments that CME and the other defendants had made with respect to the scope of plaintiffs' patent claims and proposes to interpret the patent claims more broadly. That order may reduce the number of arguments CME has as to non-infringement.

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

    In May 1999, Victor Niederhoffer, Niederhoffer Investments, Inc. and several commodities pools controlled by Victor Niederhoffer filed a complaint against CME and a number of unidentified employees, officials and members under the Commodity Exchange Act in the United States District Court for the Northern District of Illinois. The complaint charges that CME failed to enforce its rules relating to the establishment of settlement prices on specified dates and that as a consequence, Niederhoffer, the pools and their futures commission merchant suffered damages of at least $105 million. CME has reached a tentative agreement with plaintiffs. A reserve has been established in the third quarter with expectations for a final settlement in the fourth quarter of 2001.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

    None.

  (b)
  Reports on Form 8-K:

    None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO MERCANTILE EXCHANGE INC. (Registrant)
November 14, 2001	By	/s/ DAVID G. GOMACH
David G. Gomach Chief Financial Officer

QuickLinks

INDEX
PART 1. FINANCIAL INFORMATION
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Unaudited Consolidated Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES